Form 10KSB40
period 1998-12-31
AFFILIATED NETWORKS INC
filed 1999-03-30
CIK 1034867

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   FOR THE TRANSITION PERIOD FROM __________________ TO ______________________

                        COMMISSION FILE NUMBER: 000-25129

                            AFFILIATED NETWORKS, INC.
                 (Name of small business issuer in its charter)



                FLORIDA                                         65-0354269
   -------------------------------                           ----------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

  2701 SOUTH BAYSHORE DRIVE, SUITE 403
       COCONUT GROVE, FLORIDA                                      33133
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)



         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 285-2003

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE

                                (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its fiscal year ended December 31, 1998 were $90,227.

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 10, 1999 was approximately $19,238,000 based on the $10.44 closing bid price for the Common Stock quoted on the NASD over-the-counter bulletin board on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Common Stock of the registrant outstanding as of March 10, 1999 was 4,928,180.

Transitional Small Business Disclosure Format:  Yes      No X
                                                    ---    ---

                            AFFILIATED NETWORKS, INC.

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                            --------

                                     PART I

Item 1.          Description of Business.......................................................                1
Item 2.          Description of Properties.....................................................                6
Item 3.          Legal Proceedings..............................................................               6
Item 4.          Submission of Matters to a Vote of Security Holders............................               6

                                     PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder
                   Matters......................................................................               6
Item 6.          Management's Discussion and Analysis...........................................               7
Item 7.          Financial Statements...........................................................              11
Item 8.          Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosures....................................................              27


                                    PART III


Item 9.          Directors, Executive Officers, Promoters and Control Persons; Compliance with
                   Section 16(a) of the Exchange Act............................................              27
Item 10.         Executive Compensation.........................................................              28
Item 11.         Security Ownership of Certain Beneficial Owners and Management.................              29
Item 12.         Certain Relationships and Related Transactions.................................              30
Item 13.         Exhibits and Reports on Form 8-K...............................................              30

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

COMPANY

Affiliated Networks, Inc. (the "Company") is developing proprietary internet based trading exchanges for the wholesale trade of equipment, parts and supplies in selected industries. In addition, the Company publishes financial and strategic corporate information for use in evaluating and operating various companies on an industry by industry basis through a number of publications and on-line services.

The electronic commerce ("E-Commerce") division of the Company's operations will focus on creating proprietary internet based wholesale trading exchanges (the "Exchanges") for the marine, medical and dental industries. The Exchanges, when fully operational, will allow buyers to solicit quotes on-line from sellers for specific equipment, parts and supplies. The Exchanges will display to the buyer the best price available, including shipping information and delivery dates, which will be updated on a real-time basis as bids are posted. The Exchanges seek to provide a worldwide search capability to buyers for hard-to-find equipment, parts and supplies and create a lowest price forum for buyers to take advantage of spot market pricing of sellers' overstocked and available inventory. Sellers utilizing the Exchanges will gain access to an expanded wholesale customer base and have greater opportunity to resell slow moving inventory. The Company anticipates that Exchange members may act as sellers and buyers on a daily basis to take advantage of differences in regional pricing and supply availability. Certain types of inventory, such as outboard engines, are seasonal in most parts of the country as weather precludes recreational boating in winter months. The Company believes that the marine Exchange ("MAREX") will facilitate boat dealers' ability to reduce inventory levels during slower periods and maintain lower in-stock inventory levels during peak periods because of greater purchasing power.

The Exchanges are designed to create a low price and low risk environment for both buyers and sellers. Members must satisfy certain credit standards based on one of three parameters: (1) participating in a credit protection option; (2) having annual revenues in excess of $25 million and having been in business for 10 years or more, or (3) having cash or credit in an established trading account. Buyers using the Exchanges will request quotes for equipment, parts and supplies by indicating the manufacturer, make or model, quantity and color, and will set a deadline for posting quotes. Sellers will receive requests for bids on their terminals through a flashing icon and have the opportunity to underbid posted quotes on a real time basis, up to the buyer's deadline. The buyer selects the desired quote and electronically confirms the purchase, thereby notifying the seller of acceptance of the quote. The seller ships the goods via the selected common carrier to the buyer, who must accept delivery prior to the purchase price (net of administrative fee) being released to the seller.

The Financial Information Services ("FIS") division of the Company, which operates through Sovereign Financial Information Services, Inc., a wholly owned subsidiary, is developing a number of industry specific stock handbooks and periodicals that provide financial and corporate information on public companies within selected industries. The Company's publications include research reports, stock handbooks and global industry guides and are supplemented with information accessed via the internet. The Company intends to generate revenue through the sale of the Company's research reports, stock handbooks and global industry guides.

INDUSTRY OVERVIEW

The internet has emerged as a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. The Company expects that the number of users of the worldwide web (the "Web") will continue to grow. This growth is expected to be driven by the large and growing number of personal computers ("PCs") installed in homes and offices, the decreasing cost of PCs, easier, faster and cheaper access to the internet, improvements in network infrastructure, the proliferation of internet content and the increasing familiarity and acceptance of the internet by businesses and consumers. The internet possesses a number of unique characteristics that differentiate it from traditional media: users communicate or access information without geographic or temporal limitations; users access dynamic and interactive content on a real-time basis; and users communicate and interact instantaneously with a single individual or with entire groups of individuals. As a result of these characteristics, the Company expects that Web usage will continue to grow rapidly.

The Company believes that the growing adoption of the Web represents an enormous opportunity for businesses to conduct commerce over the internet. The internet offers the opportunity to create a compelling global marketplace that overcomes the inefficiencies associated with traditional trading while offering the benefits of internet-based commerce to the wholesale trading market. An internet-based centralized trading place facilitates buyers and sellers meeting, listing items for sale, exchanging information, interacting with each other and, ultimately, consummating transactions. It allows buyers and sellers to trade directly, bypassing traditional intermediaries and lowering costs for both parties. This trading place is global in reach, offering buyers a significantly broader selection of goods to purchase and providing sellers the opportunity to sell their goods efficiently to a broader base of buyers. It offers significant convenience, allowing trading at all hours and providing continually-updated information. By leveraging the interactive nature of the internet, the Company believes that this trading place also facilitates a sense of community through direct buyer and seller communication, thereby enabling the interaction between parties with mutual interests. As a result, the Company believes that there exists a significant market opportunity for an internet-based centralized trading place that applies the unique attributes of the internet to facilitate business-to-business trading.

BUSINESS STRATEGY

GROWTH OF E-COMMERCE BUSINESS - Initially, the Company intends to market the Exchanges to retailers, distributors and exporters within the marine, medical and dental industries. The Company intends to market the Exchanges to each such industry segment by advertising in industry publications, utilizing direct mail, telemarketing and attending trade shows. Once the Exchanges are operational, the Company hopes to capitalize on significant referral business.

TARGET SPECIFIC INDUSTRIES - The Company is currently focusing the development of its Exchanges on the marine industry. Once the MAREX Exchange is operating, the Company plans to expand into other industries such as the medical and dental industries. Such expansion would be geared towards industries similar to those mentioned above which, due to their size, fragmented nature and purchasing inefficiencies, would most benefit from the use of the Exchanges.

CUSTOMER ASSURANCE - The Exchanges are designed to lower the risks typically associated with conducting business with unknown parties. Buyers remit payment to an escrow account. It is only upon receipt of such funds that a Seller is instructed to ship the items to the Buyer. This mechanism is designed to help alleviate a Seller's concern about a Buyer's willingness and ability to remit payment upon receiving the products. Similarly, Buyers are given the opportunity to inspect the purchased items prior to the release of the funds from the escrow account to the Seller. This mechanism is designed to alleviate a Buyer's concern about pre-payment when it has not had the opportunity to inspect the products.

CUSTOMER SERVICE - The Company intends to provide a lowest price and user friendly environment, staffed with high quality customer service.

STRATEGIC RELATIONSHIPS - The Company has formed a marketing relationship with GTE Intelligent Network Services Incorporated d/b/a GTE Internetworking ("GTE") and has, as of October 1998, retained Raymond James & Associates, Inc. as an strategic advisor to the Company.

PRODUCTS AND SERVICES - E-COMMERCE

MAREX - The National Marine Exchange is an on-line service designed to provide the marine industry with an Exchange to purchase virtually any equipment, parts and supplies in the marine industry that would be used on a recreational or commercial vessel. The service is accessed via the internet at www.marex.com. The Company has focused initially on the marine industry because of its size, fragmented nature and purchasing inefficiencies. MAREX is designed to speed up the purchasing process, simplify payment procedures and provide a low cost forum for the marine industry, which the Company believes is predominantly operated by small business owners.

PRODUCT AND SERVICES - FINANCIAL INFORMATION SERVICES

The Company also provides financial information services for certain industries through its research reports, its stock handbooks and its global industry guides. The research reports, which currently consist of THE NATURAL RESOURCES RESEARCH REPORT and THE TECHNOLOGY RESEARCH REPORT, are biannual publications that provide financial and other strategic information on North American publicly traded companies. The stock handbooks will be published annually and provide, among other things, company profiles, corporate backgrounds, stock charts, earnings, industry data, historical research and competitive intelligence information relating to industries including mining, oil & gas, high technology and biotechnology. It is anticipated that each stock handbook will be accompanied by an internet access code which will enable the user to access updated information in such areas. The global industry guides will be published annually and will initially focus on industry information in Latin America and the Caribbean. The Company has cultivated strategic relationships with certain private and public entities which it feels will allow it to provide valuable and timely information regarding legal developments, finance policies, tax and accounting practices, political assessments, regional news, competition and industry specific data. These relationships include those with Data Broadcasting Corporation, PR Newswire, Baker & McKenzie, Kroll Associates and 17 foreign government ministries. The Company expects to publish the first series of stock handbooks and global industry guides during the year 1999.

MARKETING

The Company's primary marketing efforts for its E-Commerce business include advertising in industry publications, utilizing direct mail, telemarketing and presence at trade shows. The Company's strategy is to use telemarketing to identify industry participants that have a desire to expand their sales by the use of the internet. The marketing focus is to encourage potential new members to visit the Exchange online, take a virtual tour, and encourage the business to become a registered member. Upon the registration of a business, a customer service representative will call the new member to describe the available services and to qualify such member. In addition, the Company advertises its E-Commerce services in industry publications such as the MARINE BUSINESS JOURNAL, BOAT & MOTOR DEALER, BOATING INDUSTRY, MARINA/DOCK AGE, MARINE BUSINESS JOURNAL, PROFESSIONAL BOAT BUILDER AND SOUNDINGS TRADE ONLY.

INTELLECTUAL PROPERTY

The Company regards obtaining protection of its copyrights, service marks, trademarks, trade dress and trade secrets as critical to its future success and will rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect its proprietary rights in products and services. While the Company plans to pursue the registration of its trademarks and service marks in the U.S. and internationally, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's services are made available online. The Company does not currently own the trademark "MAREX" and there can be no assurance that it will be able to obtain the right to use this name.

The Company has entered into confidentiality and invention assignment agreements with its employees and certain vendors in order to limit access to and disclosure of its proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by the Company to protect its intellectual property will prove sufficient to prevent misappropriation of the Company's technology or to deter independent third-party development of similar technologies.

To date, the Company has not been notified that its technologies infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by the Company with respect to past, current or future technologies. The Company expects that participants in its markets will be increasingly subject to infringement claims as the number of services and competitors in the Company's industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company or at all. As a result, any such claim could have a material adverse effect upon the Company's business, results of operations and financial condition.

SOFTWARE DEVELOPMENT

The Company has invested approximately $300,000 on proprietary software development for both its internal needs and E-Commerce products under development. To date, the Company has developed several internal proprietary softwares that include a full suite of administrative, data collections and sorting, and marketing management tools. All of these programs are maintained in-house. The Company's databases contain data on more than 25,000 companies on a global basis that may be accessed by the sales force on both an intranet and internet pass-coded protected basis. The Company has developed a proprietary electronic commerce software program. The software has been designed to enable the easy migration to other industry platforms with relatively little, if any, changes.

COMPETITION

E-Commerce has attracted numerous new businesses and many established businesses are expanding to take advantage of this medium. Many companies are using electronic data systems to facilitate production and shipping schedules. Other companies are focusing on direct access to the consumer through on-line retail sales and catalogs. While the Company is not aware of any services equivalent to the Exchange currently being offered to the wholesale marine trade, there can be no assurance that other businesses are not developing similar technology that will compete directly with the Company's Exchange. Many of the companies that currently participate in the E-Commerce market are larger, more established and have greater financial resources than the Company. There can be no assurance that direct competition with the Company's products will not be quickly developed and operated by such companies. Additionally, since the electronic commerce industry is in its infancy, many companies are attempting to enter this industry. The field is, and will remain for a period of time, extremely competitive.

GOVERNMENT REGULATION

Due to the increasing popularity and use of the internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The nature of such legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, legislation could be enacted which could subject the Company and/or its customers to potential liability, which in turn could have an adverse effect on the Company's business, results of operations and financial condition. The adoption of any such laws or regulations might also decrease the rate of growth of internet use, which in turn could decrease the demand for the MAREX service or increase the cost of doing business or in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. In addition, applicability to the internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies.

Numerous states, including the State of Florida, in which the Company's headquarters are located, have regulations regarding the manner in which "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. Due to the fact that these laws were promulgated prior to the advent of the internet and exchanges in the nature of MAREX, it is not clear, and there is little guidance from the courts and the legislature as to, whether a system like MAREX would fall within their purview. While the Company is in the process of seeking a determination as to the applicability of the Florida laws to the Company's business, there can be no assurance that the State of Florida, or any other state, will not attempt to impose these regulations upon the Company or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition.

Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also recently settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues, could create uncertainty in the marketplace that could reduce demand for the services of the Company or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. In addition, because the Company's services are accessible worldwide, and the Company facilitates sales of goods to users worldwide, other jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in a particular state or foreign country. The Company is currently only qualified to do business in the State of Florida, and failure by the Company to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject the Company to taxes and penalties for the failure to qualify and could result in the inability of the Company to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business, could have a material adverse effect on the Company's business, results of operations and financial condition.

EMPLOYEES

The Company currently has 17 full-time employees. The Company considers its relations with its employees to be good. The Company believes that its future success will depend in part on its continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of its senior management and key technical personnel, none of whom is bound by an employment agreement. Competition for qualified personnel in the Company's industry and geographical location is intense, and there can be no assurance that the Company will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct its business in the future.

RECENT HISTORY

The Company is incorporated under the laws of the State of Florida and conducts its business from its offices at The Coconut Grove Bank Building, 2701 South Bayshore Drive, Coconut Grove, Florida 33133. The internet address for the Company is http://www.an.net. The Company was originally incorporated in 1992 under the name Florida Marine Management, Inc. On April 19, 1995, the Company changed its name to Affiliated Networks, Inc. Originally, the Company provided strategic data and information, and marketing and management services to the marine industry. By 1995, the Company was providing research and data to other industries including mining, oil & gas and high technology. In order to more appropriately reflect the Company's broadened business objectives, the Company changed its name to Affiliated Networks, Inc.

The Company filed with the Securities and Exchange Commission a Form 10-SB which was declared effective on February 2, 1999. The Company has not yet cleared the comment process as the Securities and Exchange Commission is currently in the process of reviewing Amendment No. 1 to Form 10-SB. On the effective date, the Company became subject to the reporting requirements of the Securities and Exchange Act of 1934.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company leases office space (2,311 sq. ft.) in Coconut Grove, Florida, pursuant to a lease agreement that expires September 30, 2000.

ITEM 3. LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Company is a party or which its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASD over-the-counter bulletin board under the symbol "AFNT" and commenced its trading on February 4, 1998. The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs, commissions and may not necessarily represent actual transactions.

                                                  HIGH                    LOW
                                             --------------          ---------------

1998
----
First Quarter (commencing February 4)        $18.00 (pre 3-        $16.50 (pre 3-
                                                     for-1 split)          for-1 split)
Second Quarter                               $ 5.28                $ 5.25
Third Quarter                                $ 5.00                $ 4.50
Fourth Quarter                               $14.00                $ 4.00

As of March 10, 1999, there were approximately 94 holders of record of the Company's Common Stock, of which 4,928,180 shares were issued and outstanding. The closing bid price for the Common Stock was $10.44 per share.

The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis reflects management's assessment and understanding of the Company's results of operations and financial condition and should be read in conjunction with the Company's financial statements and the notes thereto.

OVERVIEW

Affiliated Networks has two primary business segments: E-Commerce and the FIS business. Since late 1997, the Company's activities for its E-Commerce business have consisted of raising capital, recruiting personnel and developing and enhancing the software and hardware. The E-Commerce business is developing internet based wholesale trading exchanges for specific industries. The MAREX system, a trading exchange for the marine industry, was in the development stage until November 1998 and therefore has not generated any significant revenues to date. The Company expects to generate revenues from its E-Commerce operations by charging an administrative fee. The fee will be based on a sliding scale ranging from approximately 10% for smaller transactions to 4% for larger transactions. Since inception, the Company has expended approximately $300,000 developing proprietary software, including a prototype Exchange, which development has been funded primarily by capital raising transactions and bank borrowings.

The FIS business generates revenues by charging customers a fee to appear in its research reports, which include THE NATURAL RESOURCES RESEARCH REPORT and THE TECHNOLOGY RESEARCH REPORT. The Company publishes its research reports biannually and recognizes revenue over the life of the contract. Beginning in the first half of 1998, the Company has focused its publishing efforts on developing new products such as stock handbooks, global industry guides, and a supplementary online service, which will generate revenues upon sales to customers.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

         SALES

Through December 31, 1998, all of the Company's sales were generated by its FIS business. Sales in 1998 decreased 76.6% to $90,227 from $385,765 in 1997. The decrease in sales was primarily due to the lack of renewals from existing clients of the Company's mining research report products due to a near all time low in the price of gold. Therefore, the FIS business has focused its efforts on developing new products such as stock handbooks, global industry guides, and a supplementary online service. For the years ended December 31, 1998 and 1997, the Company recorded provision for doubtful accounts totaling $25,329 and $101,647, respectively, as a result of a decline in the mining industry. As such, management has delayed its collection efforts towards these receivables until the mining industry recovers. The Company does not expect significant additional increases in the allowance for doubtful accounts relating to the decline in the mining industry.

The Company's E-Commerce business did not generate any revenues in 1998 or 1997. In November 1998, the E-Commerce business launched its first trading exchange, the MAREX system, and began to develop its membership.

         DIRECT COSTS

Direct Costs are comprised of production costs for the research reports. The Company's direct costs' decreased 59.6% to $51,851 in 1998 from $128,473 in 1997, which was primarily due to the decrease in sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased 34.0% to $1,192,517 in 1998 from $889,936 in 1997. The change consisted of an increase in the FIS business of approximately $20,000 and an increase in the E-Commerce business of approximately $283,000. The increase in the SG&A of the FIS business was primarily due to the hiring of additional employees for the development and subsequent sales of the new products and an increase in promotional costs, which were partially offset by the decrease in the provision for doubtful accounts.

The E-Commerce business incurred SG&A expenses in 1998 totaling approximately $283,000 primarily relating to advertising and promotional expenses of approximately $160,000 incurred for the MAREX system and for payroll costs. The Company expects to increase its SG&A expenses for the operations and marketing of the E-Commerce business.

         NET LOSS BEFORE INCOME TAXES

The Company's net loss before income taxes increased 76.1% to $1,155,053 in 1998 from $655,857 in 1997. The increase in the net loss before income taxes consisted of an increase of approximately $216,000 in the FIS business and $283,000 in the E-Commerce business. The increase in the FIS business was primarily due to the decrease in sales and increase in SG&A expenses, as described above. The increase in the E-Commerce business was primarily due to the SG&A expenses relating to the launch of the MAREX system.

         BENEFIT FROM INCOME TAXES

The Company recorded a benefit from income taxes of $532,000 relating to the taxable loss that was incurred during 1998 and the change in the valuation allowance on the deferred tax assets. In 1997 a benefit was not recorded since a full valuation was recorded on the deferred tax assets.

         NET LOSSES

The Company's net loss decreased to $623,053 in 1998 from $655,857 in 1997. The decrease was primarily due to the benefit from income taxes that was recorded in 1998 which was partially offset by the decrease in sales and increase in SG&A expenses, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations primarily through the private sale of common stock, short-term borrowing from banks and the majority shareholder who is also the Chief Executive Officer of the Company.

Net cash used in operating activities were approximately $1,049,000 and $512,000 in 1998 and 1997, respectively, which was primarily due to the loss reported during the period.

Net cash provided by investing activities was approximately $16,000 in 1998, which was primarily due to the decrease in the amount due from shareholder. In 1997, net cash used in investing activities was approximately $261,000, which was primarily due to the software development costs incurred during the period.

Net cash provided by financing activities were approximately $1,354,000 and $733,000 in 1998 and 1997, respectively, which was primarily due to the issuance of common stock. For the years ended December 31, 1998 and 1997, the Company received approximately $1,405,000 and $700,000, respectively, from the issuance of common stock.

The Company's working capital at December 31, 1998 was $60,821 compared to the working capital deficit of $226,200 at December 31, 1997. The improvement was primarily due to the increase of cash to $350,042 at December 31, 1998 from $28,778 at December 31, 1997. The increase in cash resulted from the issuance of common stock during 1998. At December 31, 1998, the Company had recorded deferred tax assets totaling $532,000 resulting from the recognition of deferred tax benefits associated with the taxable loss incurred during the year ended December 31, 1998 and the change in the valuation allowance on the deferred tax assets.

At December 31, 1998, the principal source of liquidity for the Company was approximately $350,000 of cash. The Company currently maintains lines of credit and term loans with several banks, which total $139,727 as of December 31, 1998. At December 31, 1998, however, the Company had no availability under its lines of credit. The majority shareholder, who is also the Chief Executive Officer, personally guarantees all of the Company's bank loans. Loans to the Company from an entity that is owned by the majority shareholder, who is also the Chief Executive Officer, total $35,750 at December 31, 1998. Interest rates for all loans fluctuate from prime plus 2.5% to prime plus 6.75% or have fixed terms of 11.7% or 12.5%. Management believes that existing working capital and funds that will be generated from operations are not sufficient to meet the Company's anticipated capital needs in connection with its present and proposed activities. Management plans to pursue sources of equity and debt financing to fund the operations of the Company. There has been no firm commitment of any kind with regard to such financing and no assurance can be given that such financing will be obtained, and if obtained, whether they will be obtained on terms favorable to the Company. See Note 14 in the accompanying audited financial statements regarding an uncertainty about the ability of the Company to continue as a going concern.

SEASONALITY

Historically, the Company's revenues and operating results experience a small decrease in the late second and early third quarters as a result of decreased demand for the Company's FIS products.

YEAR 2000 ISSUES

Many computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000. The Company has reviewed its internal programs and determined that there are no significant Year 2000 issues within the Company's programs or services. However, the Company utilizes third-party equipment and software that may not be Year 2000 compliant although the Company believes that the third-party systems that are material to its business are Year 2000 compliant based on representations made by these suppliers. Failure of the Company's or such third-party equipment or software to properly process dates for the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any such problems, which could have a material adverse effect on the Company's business, results of operations and financial condition.

FORWARD LOOKING STATEMENTS

From time to time, the Company publishes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including certain statements in the Management's Discussion and Analysis of this Form 10-KSB, which relate to such matters as anticipated financial performance, business prospects, technological developments, and similar matters. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others; (i) the ability to develop the E-Commerce business specifically the growth of members and transactions in the MAREX system; (ii) the ability to obtain financing for the Company's operations; (iii) competition in the Company's E-Commerce business; (iv) development of the new products in the FIS business; (v) dependence on key personnel.

ITEM 7. FINANCIAL STATEMENTS

                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE

Independent Auditors' Report.. .................................         12

Consolidated Balance Sheet as of December 31, 1998..............         13

Consolidated Statements of Operations
    For the Years Ended December 31, 1998 and 1997..............         14

Consolidated Statements of Shareholders' Equity
    For the Years Ended December 31, 1998 and 1997..............         15

Consolidated Statements of Cash Flows
    For the Years Ended December 31, 1998 and 1997..............         16

Notes to Consolidated Financial Statements......................         17

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Affiliated Networks, Inc. and Subsidiary
Miami, Florida

We have audited the accompanying consolidated balance sheet of Affiliated Networks, Inc. and Subsidiary as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1998 and 1997. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affiliated Networks, Inc. and Subsidiary as of December 31, 1998 and the results of their operations, changes in their shareholders' equity, and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.



/s/ McClain & Company, L.C.



January 18, 1999
Miami, Florida

                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1998


                                     ASSETS

CURRENT ASSETS
    Cash                                                          $     350,042
    Receivables, net                                                      9,635
    Deferred tax asset                                                   47,000
                                                                  -------------
       Total current assets                                             406,677
                                                                  -------------

PROPERTY AND EQUIPMENT, NET                                              71,270
                                                                  -------------

OTHER ASSETS
    Copyright, net                                                        4,000
    Software development costs, net                                     156,610
    Deposits                                                              5,039
    Deferred tax asset                                                  485,000
                                                                  -------------
       Total other assets                                               650,649
                                                                  -------------
           Total assets                                           $   1,128,596
                                                                  =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of notes payable                           $     116,206
    Current portion of capital lease obligations                         11,296
    Accounts payable and accrued expenses                               106,307
    Customer deposits                                                    76,297
    Due to related party                                                 35,750
                                                                  -------------
       Total current liabilities                                        345,856
                                                                  -------------

LONG TERM LIABILITIES
    Notes payable, net of current portion                                23,521
    Capital lease obligations, net of current portion                     5,126
                                                                  -------------
       Total long-term liabilities                                       28,647
                                                                  -------------

           Total liabilities                                            374,503
                                                                  -------------

SHAREHOLDERS' EQUITY
    Common stock, par  value $.01 per share, 25,000,000 shares
       authorized, 4,928,180 shares issued and outstanding               49,282
    Additional paid-in capital                                        2,373,000
    Accumulated deficit                                              (1,668,189)
                                                                  -------------
       Total shareholders' equity                                       754,093
                                                                  -------------
           Total liabilities and shareholders' equity             $   1,128,596
                                                                  =============




         The accompanying notes to financial statements are an integral part of this statement.

                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                              1998                  1997
                                                         --------------         -------------

SALES                                                    $       90,227         $     385,765

OTHER INCOME
     Trading account losses                                        (912)              (23,213)
                                                         --------------         -------------

          Total income                                           89,315               362,552
                                                         --------------         -------------

COSTS AND EXPENSES
     Direct costs                                                51,851               128,473
     Selling, general and administrative expenses             1,192,517               889,936
                                                         --------------         -------------

          Total costs and expenses                            1,244,368             1,018,409
                                                         --------------         -------------

          Net loss before income taxes                       (1,155,053)             (655,857)
                                                         --------------         -------------

BENEFIT FROM INCOME TAXES                                       532,000                    --
                                                         --------------         -------------

          Net loss                                       $     (623,053)         $   (655,857)
                                                         ==============          ============

LOSS PER COMMON SHARE - BASIC AND DILUTED                $         (.13)         $       (.16)
                                                         ==============          ============


























       The accompanying notes to financial statements are an integral part of these statements.

                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                            Additional                            Total
                                             Common          Paid-In         Accumulated      Shareholders'
                                              Stock          Capital           Deficit            Equity
                                           -----------    -------------     -------------     -------------
Balance, December 31, 1996                 $    39,000      $   278,000      $  (389,279)      $   (72,279)

Issuance of 360,200 shares of common
stock and contribution of additional
paid-in capital                                  3,602          696,698               --           700,300

Net loss                                            --               --         (655,857)         (655,857)
                                           -----------      -----------      -----------       -----------

Balance, December 31, 1997                      42,602          974,698       (1,045,136)          (27,836)

Issuance of 668,000 shares of common
stock and contribution of additional
paid-in capital                                  6,680        1,398,302               --         1,404,982

Net loss                                            --               --         (623,053)         (623,053)
                                           -----------      -----------      -----------       -----------

Balance, December 31, 1998                 $    49,282      $ 2,373,000      $(1,668,189)      $   754,093
                                           ===========      ===========      ===========       ===========

























       The accompanying notes to financial statements are an integral part of these statements.

                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                       1998                  1997
                                                                                  -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                                      $    (623,053)        $    (655,857)
    Adjustments to reconcile net loss to net cash used in operations
         Depreciation                                                                    28,587                24,794
         Amortization                                                                    70,137                68,655
         Provision for doubtful accounts                                                 25,329               101,647
         Deferred tax benefit                                                          (532,000)                   --
         Increase in receivables                                                         (2,408)              (52,623)
         (Decrease) increase in accounts payable                                        (22,600)               31,508
         (Decrease) increase in customer deposits                                       (27,448)                4,453
         Net decrease (increase) in trading securities                                   34,875               (34,875)
                                                                                  -------------         --------------

              Net cash used in operating activities                                  (1,048,581)             (512,298)
                                                                                  -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property and equipment                                                 (36,906)               (6,811)
    Additions to software development costs                                              (8,158)             (203,278)
    Net decrease (increase) in due from shareholder                                      61,038               (50,820)
                                                                                  -------------         -------------

              Net cash provided by (used in) investing activities                        15,974              (260,909)
                                                                                  -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from borrowings                                                            438,862                83,155
    Principal payments on due to related party                                         (403,112)                   --
    Principal payments on notes payable, net                                            (76,112)              (41,222)
    Principal payments on capital lease obligations                                     (10,749)               (9,306)
    Proceeds from stock issuance                                                      1,404,982               700,300
                                                                                  -------------         -------------

              Net cash provided by financing activities                               1,353,871               732,927
                                                                                  -------------         -------------

Increase (decrease) in cash                                                             321,264               (40,280)

CASH, beginning of year                                                                  28,778                69,058
                                                                                  -------------         -------------

CASH, end of year                                                                 $     350,042         $      28,778
                                                                                  =============         =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

For the years ended December 31, 1998 and 1997, interest paid was approximately $45,200 and $31,000, respectively.

       The accompanying notes to financial statements are an integral part of these statements.

                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE  1 - ORGANIZATION

Affiliated Networks, Inc. ("The Company") has two business activities: electronic commerce ("E-Commerce") and financial information services ("FIS"). Each of these is a business segment with its financial performance detailed in this report.

The E-Commerce division of the Company's operations (in development stage up to November 1998) focuses on creating proprietary Internet based wholesale trading exchanges ("the Exchanges") for the marine, medical and dental industries. The Exchanges, when fully operational, will allow buyers to solicit quotes on-line from sellers for specific equipment, parts and supplies. The Exchanges will display to the buyer the best price available, including shipping information and delivery dates, which will be updated on a real-time basis as bids are posted. The Exchanges seek to provide a nationwide search capability to buyers for hard-to-find equipment, parts and supplies and create a lowest price forum for buyers to take advantage of spot market pricing of seller's overstocked and available inventory. Sellers utilizing the Exchanges will gain access to an expanded wholesale customer base and have greater opportunity to resell slow-moving inventory. The Company anticipates that Exchange members may act as sellers and buyers on a daily basis to take advantage of differences in regional pricing and supply availability. Certain types of inventory, such as outboard engines, are seasonal in most parts of the country as weather precludes recreational boating in winter months. The Company believes that the Marine Exchange ("MAREX") will facilitate boat dealers' ability to reduce inventory levels during slower periods and maintain lower in-stock inventory levels during peak periods because of greater publishing power.

The Exchanges are designed to create a low price and low risk environment for both buyers and sellers. Members must satisfy certain credit standards based on one of three parameters: (1) participating in a credit protection option; (2) having annual revenues in excess of $25 million and having been in business for 10 years or more; or (3) having cash or credit in an established trading account. Buyers using the Exchange will request quotes for equipment, parts and supplies by indicating the manufacturer, make or model, quantity and color, and will set a deadline for posting quotes. Sellers will receive requests for bids on their terminals through a flashing icon and have the opportunity to underbid posted quotes on a real time basis up to the buyer's deadline. The buyer selects the desired quote and electronically confirms the purchase, thereby notifying the seller of acceptance of the quote. The seller ships the goods via the selected common carrier to the buyer, who must accept delivery prior to the purchase price (net of commission) being released to the seller. Prior to the E-Commerce division coming on-line, the portion of the Company's activities related to this division were reflected as a development stage in these financial statements under the classification of software development costs.

The FIS division of the Company, which as of June 1998 operated through Sovereign Financial Information Services, Inc., a wholly owned subsidiary, is developing a number of industry specific stock handbooks and periodicals that provide financial and corporate information on public companies within selected industries. The Company's publications include research reports, stock handbooks and global industry guides and are supplemented with information accessed via the Internet. The Company intends to generate revenue through the sale of the Company's research reports, stock handbooks and global industry guides.

STRATEGIC RELATIONSHIPS

MAREX:

The Company has a non-exclusive agreement with GTE Intelligent Network Services, Inc. d/b/a GTE

Internetworking ("GTE") whereby GTE agrees to sell specified Internet access services to the Company's merchants for a predetermined fee and, in return, the Company will receive a one-time referral fee once specified minimum active accounts have been achieved. The Company is obligated to provide merchants with an unspecified amount of communication and promotion support that will help merchants become aware of GTE's services. The term of this agreement is for one year expiring in August of 1999 and shall continue for subsequent one year terms except that either party may terminate the agreement with thirty calendar days written notice.

FIS:

Since the Company's inception, management has continually strived to develop strategic relationships within the business community, both in the public and private sectors. It is management's contention that these informal relationships enable its FIS segment to provide more valuable and timely industry-specific information.

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

During June 1998, Sovereign Financial Information Services, Inc. was formed as a wholly owned subsidiary of Affiliated Networks, Inc.

The accompanying consolidated financial statements include the accounts of Affiliated Networks, Inc. and Sovereign Financial Information Services, Inc. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

RECENT PRONOUNCEMENTS

Effective for the year ended December 31, 1998, the Company adopted SFAS No. 131, which requires a new basis of determining reportable business segments. This approach (contrasted with the prior requirement which utilized a specific classification system for determining segments) designates the Company's internal organization as used by management for making operating decisions as the basis for determining business segments. On this basis, the Company has two reportable business segments: Electronic Commerce and FIS. Segment results, as well as selected geographic data, are presented on this new basis in 1998, as well as retroactively ( see "BUSINESS SEGMENTS").

The Company adopted SFAS 130 effective in 1998. It requires disclosure of non-owner changes in stockholders' equity and is defined as net income plus direct adjustments to stockholders' equity.

The adoption of both SFAS 131 and 130 will have no effect on the Company's reported net income.

In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company has complied with the provisions of SOP 98-1 and, as such, the SOP will have no effect on the manner in which the Company reports its income.

TRADING SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets with the change in fair value during the period included in earnings.

DEPRECIABLE ASSETS

Property and equipment are stated at cost and depreciated using straight-line methods over the estimated useful lives of the assets.

SOFTWARE DEVELOPMENT COSTS

The Company has capitalized two internally developed software: IRN and MAREX. Prior to the issuance of SOP 98-1, the Company was following the guidance promulgated by SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. As prescribed by SFAS No. 86, all costs incurred to establish technological feasibility of a computer software product to be sold, leased, or otherwise marketed were expensed as incurred.

Once technological feasibility was determined (January 1996 for IRN and January 1997 for MAREX), the subsequent costs for coding and testing were capitalized until the software was available for general release to customers (January 1997 for IRN and November 1998 for MAREX).

MAREX amortization commenced as of December 1998, using the straight-line method over the remaining estimated useful life of five years, and was approximately $1,500 for the year ended December 31, 1998.

Amortization of Investors Research Network ("IRN"), an on-line Internet research service used for internal purposes and as a supplement to the mining research, oil and gas, and high technology reports, commenced in 1997 using the straight-line method over the remaining estimated useful life of three years. Amortization for the years ending December 31, 1998 and 1997, was approximately $66,000 per year.

COPYRIGHTS

The cost of copyrights acquired is being amortized using the straight-line method over five years. Included in the consolidated statements of operations for the years ended December 31, 1998 and 1997, are $2,000 per year of amortization expenses relating to these copyrights. As of December 31, 1998, accumulated amortization of copyrights totaled $6,000.

LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable.

INCOME TAXES

The Company utilizes an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change in deferred tax assets and liabilities during the period.

REVENUE RECOGNITION

The Company charges its customers for appearing in its research reports on a per appearance basis. Revenues are recorded over the life of the contract on a per appearance basis as specified in the contract.

Monies received prior to publication of the research reports are recorded as customer deposits and are not recognized as revenue until distribution occurs. For the years ended December 31, 1998 and 1997, this was the sole source of sales for the Company.

CONCENTRATION OF CREDIT RISK

During the years ended December 31, 1998 and 1997, the Company maintained deposits with financial institutions in excess of the $100,000 insured by the Federal Deposit Insurance Corporation.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

Cash and Cash Equivalents
-------------------------

The carrying amounts of cash and cash equivalents approximate their fair value.

Notes Payable, Capital Lease Obligations and Due to Related Party
-----------------------------------------------------------------

The fair values of the notes payable, capital lease obligations and due to related party are estimated based upon current rates offered to the Company for debt of the same remaining maturities. Carrying amounts of notes payable, capital lease obligations and due to related party are reasonable estimates of their fair values.

RECLASSIFICATION

Certain items in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

NOTE 3 - RECEIVABLES

Receivables consist of open trade accounts. Management has applied an allowance of $126,976 as of December 31, 1998, on these trade accounts due to a decline in the mining industry. As such, management is delaying its collection efforts towards these receivables until the mining industry economy recovers.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 1998 consist of the following:

             Equipment held under capital leases                    $    60,800
             Office furniture and equipment                             105,751
                                                                    -----------
                                                                        166,551

             Less accumulated depreciation                               95,281
                                                                    -----------
             Net property and equipment                             $    71,270
                                                                    ===========

Depreciation expense charged to operations for the years ended December 31, 1998 and 1997, was approximately $29,000 and $25,000, respectively.

NOTE  5 - NOTES PAYABLE

At December 31, 1998, notes payable consist of the following:

       Note payable to bank, interest at 11.7%, payable in monthly installments including interest of $1,657 through December 1999, secured by accounts receivable, equipment, and general intangibles of the Company, personally
       guaranteed by the majority shareholder.                                                      $    21,798

       Note payable to bank, interest at prime plus 2.5%, payable in monthly installments of $1,388 plus interest through November 1999, secured by accounts receivable, equipment, and general intangibles of the Company,
       personally guaranteed by the majority shareholder.                                                16,667

       $50,000 line of credit with bank, interest at prime plus 3.0% payable monthly, principal due on demand, secured by accounts receivable, equipment, and general intangibles of the Company, personally guaranteed
       by the majority shareholder.                                                                      50,000

       $25,000 line of credit with finance company, interest at prime plus
       6.75%, payable in minimum monthly installments of 2% of outstanding balance plus interest, cancelable at any time, personally guaranteed by
       the majority shareholder.                                                                         24,955



       Note payable to bank, interest at 12.5%, payable in monthly installments including interest of $1,677 through March 2000, secured by accounts receivable, equipment and general intangibles of the Company, personally
       guaranteed by the majority shareholder.                                                           26,307
                                                                                                    -----------
              Total                                                                                     139,727
              Less current portion                                                                      116,206
                                                                                                    -----------
                                                                                                    $    23,521
                                                                                                    ===========

Principal payments on notes payable for the next five years and in the aggregate are as follows:

             1999                          $   116,206
             2000                                9,107
             2001                                3,459
             2002                                2,629
             2003                                1,998
             Thereafter                          6,328
                                           -----------
                                           $   139,727
                                           ===========

Interest expense charged to operations on these notes payable was approximately $21,200 and $26,600 for the years ended December 31, 1998 and 1997, respectively.

NOTE  6 - CAPITAL LEASES

The Company is the lessee of certain equipment under capital leases expiring in various years through the year 2000. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset and are included in net property and equipment. The assets are depreciated over the lesser of their estimated useful lives or the term of the lease. Depreciation of assets under capital leases is included in depreciation expense for the years ended December 31, 1998 and 1997.

Minimum future lease payments under capital leases for the next two years and in the aggregate are as follows:

          1999                                                    $    12,907
          2000                                                          5,546
                                                                  -----------
          Total minimum lease payments                                 18,453
          Less amount representing interest                             2,031
                                                                  -----------
          Present value of net minimum lease payment              $    16,422
                                                                  ===========

Interest rates on capitalized leases vary from 12.0% to 13.0% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return. Imputed interest expense for the years ended December 31, 1998 and 1997, was approximately $4,300 and $6,200, respectively.

NOTE 7 - CUSTOMER DEPOSITS

Customer deposits primarily represent unearned fee income from customers subscribing to the Mining, Oil and Gas, and High Technology Research Reports.

NOTE 8 - INCOME TAXES

The provision for income taxes for the years ended December 31, 1998 and 1997, are summarized as follows:

                                                  1998               1997
                                             -------------       -------------
       Current                               $          --       $          --
       Deferred - Federal                         (716,043)           (216,000)
       Deferred - State                           (115,830)            (35,000)
       Valuation allowance applied to
       total provision                             299,873             251,000
                                             -------------       -------------
                                             $    (532,000)      $          --
                                             =============       =============

The valuation allowance was reduced from 100% to approximately 36% based upon management's projections of income and the Company's cost of borrowing approximating 11%. These two factors combined resulted in the recognition of a deferred tax benefit being recognized during the year ended December 31, 1998. If management's projections are not achieved, the deferred tax asset may not be utilized and the associated tax benefits will not be realized.

At December 31, 1998, the significant components of the Company's deferred tax assets are as follows:

        Allowance for doubtful accounts               $      50,155
        Accrual to cash adjustment (net)                     18,168
        Net operating loss carryforward                     763,550
                                                      -------------
        Total                                               831,873
        Less valuation allowance                            299,873
                                                      -------------
                                                      $     532,000
                                                      =============

The provision for income taxes differs from the amount computed by applying the statutory federal and state income tax rates to income before income taxes. The sources and tax effects of the difference are as follows:

                                                   1998               1997
                                               -------------      --------------
      Expected tax benefit at 39.5%            $     456,246      $     259,064
      Non-deductible expenses                         (4,937)            (8,064)
      Change in valuation allowance                   80,691           (251,000)
                                               --------------     -------------
                                               $     532,000      $          --
                                               =============      =============

At December 31, 1998, the Company's net operating loss carryforwards for income tax purposes amounted to approximately $1,900,000 and are available to offset future taxable income through the year 2013.

NOTE 9 - BUSINESS SEGMENTS

The E-Commerce segment of the Company was in the development stage until November 1998. While in the development stage, the sole activity of the E-Commerce segment was the development of an on-line proprietary software. Additions to these capitalized costs totaled $8,158 and $83,278 in 1998 and 1997, respectively. Prior to November 1998, these capitalized software costs were not amortized, as the software was not ready for its intended use. Total assets (including capitalized software) dedicated to the E-Commerce segment were approximately $960,000 and $83,000 as of December 31, 1998 and 1997, respectively. Included in the consolidated statement of operations for the year ended December 31, 1998 are approximately $281,000 of advertising and other general and administrative expenses and $1,500 of amortization expense as a result of the E-Commerce software being on-line in November 1998.

The FIS segment of the Company accounts for the remaining activity of the Company. For the year ended December 31, 1998 and 1997, the FIS segment incurred operating losses of approximately $341,000 and $656,000, respectively. Included in these losses were depreciation and amortization expenses of $97,242 and $93,449, respectively. Total assets dedicated to the FIS segment were approximately $169,000 and $365,000 as of December 31, 1998 and 1997, respectively, and included capital expenditures of $36,906 and $126,811, respectively.

As the E-Commerce segment did not generate any sales during the years ending December 31, 1998 and 1997, revenues for the Company during those time periods were solely from the FIS segment and were derived from customers located in geographic areas as follows:

                                              1998               1997
                                         --------------     -------------
          United States                              --     $      21,797
          Canada                                 90,227           363,968
                                         --------------     -------------
                                         $       90,227     $     385,765
                                         ==============     =============


NOTE 10 - OPERATING LEASES

The Company leases its office space under an operating lease, which expires on September 30, 2000. Minimum future lease payments under operating leases for the next two years and in the aggregate are as follows:

                     1999                           $    39,372
                     2000                                29,529
                                                    -----------
                                                    $    68,901
                                                    ===========

During the years ended December 31, 1998 and 1997, rental expense for all operating leases was approximately $43,000 and $55,000, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 1997, certain shareholders paid $25,000 of professional services and commissions on behalf of the Company.

A Director of the Company who has fully vested options to purchase 48,000 shares of the Company's common stock is also on an employee of GTE (See Note 1).

Affiliated Networks Inc.'s Chief Executive Officer, President, Director and majority shareholder owns another company which makes loans to the Company pursuant to a revolving loan agreement which specifies interest at 2.5% over the prime rate, with principal due on demand. During 1998, this loan balance reached a high of $403,112 and the Company remitted principal payments to reduce the balance to $35,750 at December 31, 1998. In addition to principal payments, the Company remitted approximately $19,000 for interest during 1998.

NOTE 12 - SHAREHOLDERS' EQUITY

The Company effected a three-for-one stock split to stockholders of record as of the close of business on March 24, 1998. Share and per share amounts presented have been adjusted to reflect the stock split.

STOCK OPTION PLAN

During January 1997, the Company approved a 1996 and 1997 Incentive Stock Option Plan (ISO). The 1996 and 1997 plans provide options for 900,000 and 1,980,000 shares, respectively, to be purchased for the greater of $.33, the fair market value at the date of grant or the book value per share on the date of grant.

The Company applies APB Opinion No. 25 and related interpretations in accounting for these plans; accordingly, no compensation cost has been recognized. The Company's net loss would not have been materially affected had the Company's determined compensation cost been consistent with the method prescribed by SFAS No. 123, Accounting for Stock Based Options.

The following is a summary of the activity of the 1996 and 1997 ISO plan during the years ending December 31, 1998 and 1997:


                                                                                                 Weighted
                                                                                                  Average
                                                                    Number of Shares           Exercise Price
                                                                 -----------------------      ------------------
             Outstanding at January 1, 1997                                 420,000                $     .37
             Granted                                                      1,680,000                $    1.57
             Exercised                                                           --                       --
                                                                   ----------------
             Outstanding at December 31, 1997                             2,100,000                $    1.33
                                                                   ================

             Weighted average fair value of options
                  granted during 1997                              $             --
                                                                   ================


                                                                                                 Weighted
                                                                                                  Average
                                                                    Number of Shares           Exercise Price
                                                                 -----------------------      ------------------
             Outstanding at January 1, 1998                               2,100,000                $    1.33
             Granted                                                             --                       --
             Exercised                                                           --                       --
                                                                   ----------------
             Outstanding at December 31, 1998                             2,100,000                $    1.33
                                                                   ================

             Weighted average fair value of options
                  granted during 1998                              $             --
                                                                   ================

The following is a summary of the status of the 1996 and 1997 ISO Plan Options outstanding at December 31, 1998:

                                      Outstanding Options                              Vested Options
                          ----------------------------------------       ----------------------------------------
                                          Weighted        Weighted                        Weighted       Weighted
                                          Average         Average                         Average         Average
           Exercise                      Remaining        Exercise                       Remaining       Exercise
          Price Range       Number          Life            Price          Number           Life           Price
          -----------       ------          ----            -----          ------           ----           -----
         $1.33-$5.50      2,100,000      4.25 Yrs.         $1.33         1,184,700       4.25 Yrs.         $1.02

The Company estimates that based on a vesting schedule of 25% per year, approximately 95% of such options will eventually vest.

In the event an optionee under the Plans owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Corporation or, if applicable, of its parent or subsidiary corporation at the time an option is granted, the purchase price shall be the great of one dollar ten cents ($1.10) per share or one hundred ten percent (110%) of the fair market value per share of the Corporation's common stock on the date of granting the option or one hundred ten percent (110%) of the book value per share of the Corporation's common stock on the date of the granting of the Option.

On November 2, 1998, the Company amended and restated the 1997 stock option plan to increase the number of options to 2,000,000 shares which are to be purchased for the greater of one dollar per share, the fair market value at the date of grant, or the book value per share on the date of grant. As of December 31, 1998, no new options have been issued under the amended and restated 1997 stock option plan.

PREFERRED STOCK

During 1998, the articles of incorporation of the Company were amended. Such amendment authorized 1,000,000 shares of preferred stock of $.01 par value with preferences to be determined by the Board of Directors upon issuance. As of December 31, 1998, no preferred stock had been issued.

WARRANTS

During 1997, the Company received two loans from entities owned or controlled by current shareholders in the amounts of $15,000 and $50,000, respectively. The maximum amount to be borrowed from these lenders is $100,000. As partial consideration for these loans, the lenders were granted stock warrants.

Effective July 28, 1997, the Company has issued 6,000 warrants to the above lenders. Each warrant is convertible into one share of the Company's common stock and is exercised at $1.83 per share. The warrants are valid beginning on the effective date and for a period of five years from the effective date. The Company has also issued warrants converting into 27,000 shares of Common Stock to Beloyan Investment Securities ("BIS"), each with an exercise price of $1.83, in consideration of BIS having acted as a placement agent for a private placement.

NOTE 13 - EARNINGS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of shares used in the computation were 4,752,975 and 3,995,719 for the years ending December 31, 1998 and 1997, respectively. Options and warrants on common stock for the years ending December 31, 1998 and 1997 were not included in computing diluted earnings per share because their effects were antidilutive.

NOTE 14 - UNCERTAINTY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred recurring operating losses, has had a working capital deficit and has minimal remaining equity.

Realization of the major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of future operations. The Company is embarking on a private placement of up to $5,000,000. Management believes these actions will generate future sales and position the Company to be more competitive. If these actions do not generate the capital necessary to maintain the Company's operations, its majority shareholder has expressed his intention of providing the necessary capital to keep the Company operating through December 31, 1999.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth certain information with respect to the directors and officers of the Company.

Name                                   Age                       Title
----                                   ---                       -----

David A. Schwedel                       33             Chief Executive Officer,
                                                        President and Director

Roger A. Baumann                        31             Chief Information Officer

Kenbian A. Ng                           31              Chief Financial Officer

Roger A. Trombino                       59                     Director

Dan Gallagher                           52                     Director

George Glazer                           68                     Director


All Directors hold office until the Company's Annual Meeting of Shareholders to be held in the year 2000 or until their successors are elected and qualified. Executive officers serve at the discretion of the Board of Directors. No compensation is paid to the Board members for attendance at each Board meeting. For information on the ownership of shares by directors and officers see, "Security Ownership of Certain Beneficial Owners and Management."

         DAVID A. SCHWEDEL, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR. Mr. Schwedel has served as a Director and President of the Company since 1992, when he founded the Company. Mr. Schwedel has over ten years of hands-on experience in the business development and corporate communications profession.

         ROGER A. BAUMANN, CHIEF INFORMATION OFFICER. Mr. Baumann has served as Chief Information Officer of the Company since January of 1997. For the past six years, Mr. Baumann has been an independent information technology consultant, developing business systems for use on mainframe, mini and personal computer systems. Mr. Baumann joined the Company on a part-time basis in 1994 and became a full-time consultant to the Company in 1995.

         KENBIAN A. NG, CHIEF FINANCIAL OFFICER. Mr. Ng was hired as the Chief Financial Officer of the Company in March 1999. Prior to joining Affiliated Networks, Mr. Ng served as the Chief Financial Officer for a publicly traded company. Mr. Ng was also with Arthur Andersen LLP, an international accounting firm, for over five years.

         ROGER A. TROMBINO, DIRECTOR. Mr. Trombino has served as a Director of the Company since 1992. Mr. Trombino has over 30 years of diversified experience with an investment bank, a multi-national Fortune 500 company, a group of private companies, and a Big Six accounting firm. He served on the Board of Directors of the Bon Secours Health System and several charitable organizations.

         DAN GALLAGHER, DIRECTOR. Mr. Gallagher joined the Board of Directors of the Company in November 1997. Mr. Gallagher is currently, and has been for the last five years, the Director of New Business Development for GTE, where he has been for over 22 years.

         GEORGE GLAZER, DIRECTOR. Mr. Glazer has served as a director of the Company since February 1998. Mr. Glazer recently retired from Hill & Knowlton, an international public affairs, public relations firm where he had been Senior Vice President and Executive Director of worldwide broadcast and satellite services. Mr. Glazer currently serves as the President of Broadcast Media, Inc., headquartered in Boynton Beach, Florida.

         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. The Company was not a reporting Company in the year 1998 and therefore was not subject to the reporting requirement of Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

The following is the aggregate annual remuneration of the Company's Chief Executive Officer (the "Named Officer") for the last three fiscal years.*

                           SUMMARY COMPENSATION TABLE

                                                                                                Long-Term
                                                     Annual Compensation(1)                   Compensation
                                            -----------------------------------------     ----------------------
                                                  Fiscal                                    Number of Options
 Name and Principal Position                       Year                 Salary                   Granted
 ---------------------------------------    -------------------    ------------------     ----------------------
 David A. Schwedel                                 1998                $75,000                       - 0 -
 Chief Executive Officer, President                1997                $75,000                   450,000
 and Director                                      1996                $65,000                   420,000

 *  No officer or director is paid more than $100,000 by the Company per year.
(1) The columns for "Bonus" and "Other Annual Compensation" have been omitted because there is no bonus or compensation required to be reported in such columns.

OPTION GRANTS TABLE

No options were granted to any Named Officer in 1998.

STOCK OPTION PLANS

         1996 INCENTIVE STOCK OPTION PLAN. The Company's 1996 Incentive Stock Option plan, as amended, allows the Company to issue, in the aggregate, options for up to 300,000 shares (prior to giving effect to the 3-for-1 stock split) of the Company's common stock to selected employees. The options may be exercised at a price that is the greater of one dollar per share, the fair market value of the common stock on the date of grant, or the book value per share on the date of grant. Each option is 100% vested as of the date of the grant and expires on the fifth anniversary of the date of grant unless terminated earlier.

         1997 INCENTIVE STOCK OPTION PLAN. The Company's 1997 Incentive Stock Option Plan, as amended, allows the Company to issue, in the aggregate, options for up to 660,000 shares (prior to giving effect to the 3-for-1 stock split) of the Company's common stock to selected employees. The options may be exercised at a price that is the greater of one dollar per share, the fair market value of the common stock on the date of grant, or the book value per share on the date of grant. The options vest over a period of four years with an initial vesting of 20% on the date of grant with an additional 20% vesting on each anniversary thereafter. Each option shall expire on the fifth anniversary of the date of grant unless terminated earlier.

         AMENDED AND RESTATED 1997 STOCK OPTION PLAN. The Company's Amended and Restated 1997 Stock Option Plan allows the Company to issue, in the aggregate, options for up to 2,000,000 shares (post 3-for-1 stock split) of the Company's common stock to selected employees, directors or consultants of the Company. The options may be exercised at a price that is the greater of one dollar per share, the fair market value of the common stock on the date of grant, or the book value per share on the date of grant. The options vest over a period of four years with an initial vesting of 20% on the date of grant with an additional 20% vesting on each anniversary thereafter. Each option shall expire on the fifth anniversary of the date of grant unless terminated earlier.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

The following table sets forth, as of March 10, 1999, certain information known by the Company with respect to the ownership of shares of Common Stock as to (i) all persons who are beneficial owners of more than 5% of the Common Stock of the Company, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) the directors and registrants of the Company as a group. Each person's address is c/o the Company's principal offices at 2701 South Bayshore Drive, Suite #403, Coconut Grove, Florida 33133.

                                             Amount and Nature of the
     Name and Address of                        Beneficial Ownership of                 Ownership
       Beneficial Owner                                Common Stock                      Percentage
-----------------------------------       -------------------------------     -------------------------
David A. Schwedel                                   2,853,000(1)                         47.11%
Roger A. Baumann                                      498,000(2)                          8.22%
Roger A. Trombino                                      72,000(3)                          1.19%
Dan Gallagher                                          72,000(4)                          1.19%
George Glazer                                          90,000(5)                          1.49%
Leonard Wien                                          628,000(6)                         10.37%
                                                   ----------                        ----------
All officers and directors                          4,213,000                            69.57%
                                                   ==========                        ==========

-----------------------
(1) The number of shares includes (i) fully vested options held by David Schwedel to purchase 690,000 shares of common stock and (ii) warrants issued to DAS Consulting, Inc., a corporation wholly owned by David Schwedel, exercisable at any time for 3,000 shares of common stock.
(2) The number of shares includes fully vested options to purchase 198,000 shares of common stock.
(3) This number reflects fully vested options to purchase 72,000 shares of common stock.
(4) This number reflects fully vested options to purchase 72,000 shares of common stock.
(5) This number reflects fully vested options to purchase 90,000 shares of common stock.
(6) These shares are held by the Wien Family Holdings Limited Partnership. Mr. Wien, a private investor, is the general partner of the partnership and has both voting and investment power over the partnership. The number reflected includes warrants exercisable at any time for 3,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into an Affinity Marketing Agreement with GTE Intelligent Network Services Incorporated d/b/a GTE Interworking ("GTE"), a company which provides internet access, web hosting and other internet-related services. Dan Gallagher, one of the Company's directors, is the Director of New Business Development for GTE.

Renee Schwedel, the mother of David Schwedel, the Company's President, served on the Board of Directors of the Company until June 1998.

DAS Consulting, Inc., a corporation wholly owned by David Schwedel, has entered into a revolving loan agreement with the Company, dated as of January 1, 1998, pursuant to which there are currently $35,750 outstanding. The loans bear interest at a rate of 2.5% over the prime rate.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

Exhibits                Description of Document
--------                -----------------------
3.1(a)                  Form of Amended and Restated Articles of Incorporation of the Company (1)
3.2(a)                  Form of Amended and Restated Bylaws of the Company (1)
4.1                     Form of Warrant (1)
10.1                    1996 Incentive Stock Option Plan, as amended (1)
10.2                    1997 Incentive Stock Option Plan, as amended (1)
10.3                    Amended and Restated 1997 Stock Option Plan (1)
10.4                    Affinity Marketing Agreement between GTE Intelligent Network Services Incorporated D/B/A GTE
                        Internetworking and Affiliated Networks Incorporated (1)
10.5                    Revolving Note to DAS Consulting, Inc. (1)
10.6                    Company's Office Lease, as amended (1)
21                      Subsidiary of the Small Business Issuer (2)
27.1                    Financial Data Schedule (2)

(1) Previously filed as an exhibit to the Company's Form 10-SB and Amendment No. 1 to Form 10-SB.
(2) Filed herewith.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed in the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  AFFILIATED NETWORKS, INC.

Date:      March 30, 1999                         By: /s/ DAVID A. SCHWEDEL
           --------------                         -------------------------
                                                  David A. Schwedel
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                       TITLE                                DATE

/s/ DAVID A. SCHWEDEL                         Director, Chairman of the Board,                   March 30, 1999
---------------------                         President and Chief Executive Officer
David A. Schwedel


/s/ KENBIAN A. NG                             Chief Financial Officer                            March 30, 1999
---------------------                         (Principal Financial and Accounting
Kenbian A. Ng                                 Officer)


/s/ DAN GALLAGHER                             Director                                           March 30, 1999
---------------------
Dan Gallagher


/s/ GEORGE GLAZER                             Director                                           March 30, 1999
---------------------
George Glazer


/s/ ROGER A. TROMBINO                         Director                                           March 30, 1999
---------------------
Roger A. Trombino
