Form 10KSB40/A
period 1998-12-31
AFFILIATED NETWORKS INC
filed 1999-04-05
CIK 1034867

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A


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


         NET LOSS

The Company's net loss increased 76.1% to $1,155,053 in 1998 from $655,857 in 1997. The increase in the net loss consisted of an increase of approximately $216,000 in the FIS business and $283,000 in the E-Commerce business. The increase in the FIS business was primarily due to the decrease in sales and increase in SG&A expenses, as described above. The increase in the E-Commerce business was primarily due to the SG&A expenses relating to the launch of the MAREX system.





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


The Company's working capital at December 31, 1998 was $13,821 compared to the working capital deficit of $226,200 at December 31, 1997. The improvement was primarily due to the increase of cash to $350,042 at December 31, 1998 from $28,778 at December 31, 1997. The increase in cash resulted from the issuance of common stock during 1998.


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



/s/ McClain & Company, L.C.



January 18, 1999
Miami, Florida

                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1998


                                     ASSETS

CURRENT ASSETS
    Cash                                                          $     350,042
    Receivables, net                                                      9,635
                                                                  -------------
       Total current assets                                             359,677
                                                                  -------------

PROPERTY AND EQUIPMENT, NET                                              71,270
                                                                  -------------

OTHER ASSETS
    Copyright, net                                                        4,000
    Software development costs, net                                     156,610
    Deposits                                                              5,039
                                                                  -------------
       Total other assets                                               165,649
                                                                  -------------
           Total assets                                           $     596,596
                                                                  =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of notes payable                           $     116,206
    Current portion of capital lease obligations                         11,296
    Accounts payable and accrued expenses                               106,307
    Customer deposits                                                    76,297
    Due to related party                                                 35,750
                                                                  -------------
       Total current liabilities                                        345,856
                                                                  -------------

LONG TERM LIABILITIES
    Notes payable, net of current portion                                23,521
    Capital lease obligations, net of current portion                     5,126
                                                                  -------------
       Total long-term liabilities                                       28,647
                                                                  -------------

           Total liabilities                                            374,503
                                                                  -------------

SHAREHOLDERS' EQUITY
    Common stock, par  value $.01 per share, 25,000,000 shares
       authorized, 4,928,180 shares issued and outstanding               49,282
    Additional paid-in capital                                        2,373,000
    Accumulated deficit                                              (2,200,189)
                                                                  -------------
       Total shareholders' equity                                       222,093
                                                                  -------------
           Total liabilities and shareholders' equity             $     596,596
                                                                  =============





         The accompanying notes to financial statements are an integral part of this statement.

                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                              1998                  1997
                                                         --------------         -------------

SALES                                                    $       90,227         $     385,765

OTHER INCOME
     Trading account losses                                        (912)              (23,213)
                                                         --------------         -------------

          Total income                                           89,315               362,552
                                                         --------------         -------------

COSTS AND EXPENSES
     Direct costs                                                51,851               128,473
     Selling, general and administrative expenses             1,192,517               889,936
                                                         --------------         -------------

          Total costs and expenses                            1,244,368             1,018,409
                                                         --------------         -------------

          Net loss                                       $   (1,155,053)        $    (655,857)
                                                         ==============         =============

LOSS PER COMMON SHARE - BASIC AND DILUTED                $         (.24)         $       (.16)
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

                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                            Additional                            Total
                                             Common          Paid-In         Accumulated      Shareholders'
                                              Stock          Capital           Deficit            Equity
                                           -----------    -------------     -------------     -------------
Balance, December 31, 1996                 $    39,000      $   278,000      $  (389,279)      $   (72,279)

Issuance of 360,200 shares of common
stock and contribution of additional
paid-in capital                                  3,602          696,698               --           700,300

Net loss                                            --               --         (655,857)         (655,857)
                                           -----------      -----------      -----------       -----------

Balance, December 31, 1997                      42,602          974,698       (1,045,136)          (27,836)

Issuance of 668,000 shares of common
stock and contribution of additional
paid-in capital                                  6,680        1,398,302               --         1,404,982

Net loss                                            --               --       (1,155,053)       (1,155,053)
                                           -----------      -----------      -----------       -----------

Balance, December 31, 1998                 $    49,282      $ 2,373,000      $(2,200,189)      $   222,093
                                           ===========      ===========      ===========       ===========


























       The accompanying notes to financial statements are an integral part of these statements.

                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                       1998                  1997
                                                                                  -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                                      $  (1,155,053)        $    (655,857)
    Adjustments to reconcile net loss to net cash used in operations
         Depreciation                                                                    28,587                24,794
         Amortization                                                                    70,137                68,655
         Provision for doubtful accounts                                                 25,329               101,647
         Increase in receivables                                                         (2,408)              (52,623)
         (Decrease) increase in accounts payable                                        (22,600)               31,508
         (Decrease) increase in customer deposits                                       (27,448)                4,453
         Net decrease (increase) in trading securities                                   34,875               (34,875)
                                                                                  -------------         --------------

              Net cash used in operating activities                                  (1,048,581)             (512,298)
                                                                                  -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property and equipment                                                 (36,906)               (6,811)
    Additions to software development costs                                              (8,158)             (203,278)
    Net decrease (increase) in due from shareholder                                      61,038               (50,820)
                                                                                  -------------         -------------

              Net cash provided by (used in) investing activities                        15,974              (260,909)
                                                                                  -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from borrowings                                                            438,862                83,155
    Principal payments on due to related party                                         (403,112)                   --
    Principal payments on notes payable, net                                            (76,112)              (41,222)
    Principal payments on capital lease obligations                                     (10,749)               (9,306)
    Proceeds from stock issuance                                                      1,404,982               700,300
                                                                                  -------------         -------------

              Net cash provided by financing activities                               1,353,871               732,927
                                                                                  -------------         -------------

Increase (decrease) in cash                                                             321,264               (40,280)

CASH, beginning of year                                                                  28,778                69,058
                                                                                  -------------         -------------

CASH, end of year                                                                 $     350,042         $      28,778
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

NOTE 7 - CUSTOMER DEPOSITS

Customer deposits primarily represent unearned fee income from customers subscribing to the Mining, Oil and Gas, and High Technology Research Reports.


NOTE 8 - INCOME TAXES

The provision for income taxes for the years ended December 31, 1998 and 1997, are summarized as follows:

                                                  1998               1997
                                             -------------       -------------
       Current                               $          --       $          --
       Deferred - Federal                         (716,043)           (216,000)
       Deferred - State                           (115,830)            (35,000)
       Valuation allowance applied to
       total provision                             831,873             251,000
                                             -------------       -------------
                                             $          --       $          --
                                             =============       =============

The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of the realization of the deferred tax assets.

At December 31, 1998, the significant components of the Company's deferred tax assets are as follows:

        Allowance for doubtful accounts               $      50,155
        Accrual to cash adjustment (net)                     18,168
        Net operating loss carryforward                     763,550
                                                      -------------
        Total                                               831,873
        Less valuation allowance                            831,873
                                                      -------------
                                                      $          --
                                                      =============

The provision for income taxes differs from the amount computed by applying the statutory federal and state income tax rates to income before income taxes. The sources and tax effects of the difference are as follows:

                                                   1998               1997
                                               -------------      -------------
      Expected tax benefit at 39.5%            $     456,246      $     259,064
      Non-deductible expenses                         (4,937)            (8,064)
      Change in valuation allowance                 (451,309)          (251,000)
                                               -------------      -------------
                                               $          --      $          --
                                               =============      =============

At December 31, 1998, the Company's net operating loss carryforwards for income tax purposes amounted to approximately $1,900,000 and are available to offset future taxable income through the year 2013.

NOTE 9 - BUSINESS SEGMENTS

The E-Commerce segment of the Company was in the development stage until November 1998. While in the development stage, the sole activity of the E-Commerce segment was the development of an on-line proprietary software. Additions to these capitalized costs totaled $8,158 and $83,278 in 1998 and 1997, respectively. Prior to November 1998, these capitalized software costs were not amortized, as the software was not ready for its intended use. Total assets (including capitalized software) dedicated to the E-Commerce segment were approximately $428,000 and $83,000 as of December 31, 1998 and 1997, respectively. Included in the consolidated statement of operations for the year ended December 31, 1998 are approximately $281,000 of advertising and other general and administrative expenses and $1,500 of amortization expense as a result of the E-Commerce software being on-line in November 1998.

The FIS segment of the Company accounts for the remaining activity of the Company. For the year ended December 31, 1998 and 1997, the FIS segment incurred operating losses of approximately $873,000 and $656,000, respectively. Included in these losses were depreciation and amortization expenses of $97,242 and $93,449, respectively. Total assets dedicated to the FIS segment were approximately $169,000 and $365,000 as of December 31, 1998 and 1997, respectively, and included capital expenditures of $36,906 and $126,811, respectively.


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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS


Exhibits                Description of Document
--------                -----------------------
3.1(a)                  Form of Amended and Restated Articles of Incorporation of the Company (1)
3.2(a)                  Form of Amended and Restated Bylaws of the Company (1)
4.1                     Form of Warrant (1)
10.1                    1996 Incentive Stock Option Plan, as amended (1)
10.2                    1997 Incentive Stock Option Plan, as amended (1)
10.3                    Amended and Restated 1997 Stock Option Plan (1)
10.4                    Affinity Marketing Agreement between GTE Intelligent Network Services Incorporated D/B/A GTE
                        Internetworking and Affiliated Networks Incorporated (1)
10.5                    Revolving Note to DAS Consulting, Inc. (1)
10.6                    Company's Office Lease, as amended (1)
21                      Subsidiary of the Small Business Issuer (2)
27.1                    Financial Data Schedule (3)


(1) Previously filed as an exhibit to the Company's Form 10-SB and Amendment No. 1 to Form 10-SB.

(2) Previously filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1998.
(3) Filed herewith.


(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed in the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  AFFILIATED NETWORKS, INC.

Date:      April 5, 1999                          By: /s/ DAVID A. SCHWEDEL
           -------------                          -------------------------
                                                  David A. Schwedel
                                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 SIGNATURE                                       TITLE                                DATE

/s/ DAVID A. SCHWEDEL                         Director, Chairman of the Board,                   April 5, 1999
---------------------                         President and Chief Executive Officer
David A. Schwedel


/s/ KENBIAN A. NG                             Chief Financial Officer                            April 5, 1999
---------------------                         (Principal Financial and Accounting
Kenbian A. Ng                                 Officer)


/s/ DAN GALLAGHER                             Director                                           April 5, 1999
---------------------
Dan Gallagher


/s/ GEORGE GLAZER                             Director                                           April 5, 1999
---------------------
George Glazer


/s/ ROGER A. TROMBINO                         Director                                           April 5, 1999
---------------------
Roger A. Trombino
