Form 10QSB
period 1999-03-31
AFFILIATED NETWORKS INC
filed 1999-05-14
CIK 1034867

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

 [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM __________________ TO ______________________

                        COMMISSION FILE NUMBER: 000-25129

                            AFFILIATED NETWORKS, INC.
        (Exact name of small business issuer as specified in its charter)

            FLORIDA                                             65-0354269
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

   2701 SOUTH BAYSHORE DRIVE, SUITE 403
           COCONUT GROVE, FLORIDA                                   33133
 ---------------------------------------                          ----------
 (Address of principal executive offices)                         (Zip Code)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 285-2003

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                     -----    ------

The number of shares of Common Stock of the registrant outstanding as of May 10, 1999 was 5,003,256.

Transitional Small Business Disclosure Format:  Yes            No   X
                                                    ------     ------

                            AFFILIATED NETWORKS, INC.

                                TABLE OF CONTENTS


                                                                                              PAGE
                                                                                              ----
                         PART I - FINANCIAL INFORMATION
Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets
                 March 31, 1999 and December 31, 1998..................................         3

                 Condensed Consolidated Statements of Operations
                 Three Months Ended March 31, 1999 and 1998............................         4

                 Condensed Consolidated Statements of Shareholders' Equity (Deficit)
                 Three Months Ended March 31, 1999 and 1998............................         5

                 Condensed Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 1999 and 1998............................         6

                 Notes to Condensed Consolidated Financial Statements..................         7

Item 2.          Management's Discussion and Analysis..................................         9


                           PART II - OTHER INFORMATION


Item 4.          Submission of Matters to a Vote of Security Holders...................        12

Item 6.          Exhibits and Reports on Form 8-K......................................        12



                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                   MARCH 31, 1999   DECEMBER 31, 1998
                                                                   --------------   -----------------
                                    ASSETS
Current assets:
    Cash                                                            $     2,873         $   350,042
    Receivables, net                                                      9,635               9,635
    Other current assets                                                    410                  --
                                                                    -----------         -----------
       Total current assets                                              12,918             359,677
                                                                    -----------         -----------

Property and equipment, net                                              79,239              71,270
                                                                    -----------         -----------
Other assets:
    Copyright, net                                                        3,500               4,000
    Software development costs, net                                     135,376             156,610
    Deposits                                                              5,039               5,039
                                                                    -----------         -----------
       Total other assets                                               143,915             165,649
                                                                    -----------         -----------
           Total assets                                             $   236,072         $   596,596
                                                                    ===========         ===========


               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current maturities of notes payable                             $   101,849         $   116,206
    Current portion of capital lease obligations                         10,565              11,296
    Accounts payable and accrued expenses                               195,914             106,307
    Customer deposits                                                    66,737              76,297
    Due to related party                                                197,671              35,750
                                                                    -----------         -----------
       Total current liabilities                                        572,736             345,856
                                                                    -----------         -----------

Long-term liabilities:
    Notes payable, net of current portion                                15,980              23,521
    Capital lease obligations, net of current portion                     3,694               5,126
                                                                    -----------         -----------
       Total long-term liabilities                                       19,674              28,647
                                                                    -----------         -----------
           Total liabilities                                            592,410             374,503
                                                                    -----------         -----------

Shareholders' equity (deficit):
  Common stock, par value $.01 per share, 25,000,000
    shares authorized, 4,928,180 shares issued and
    outstanding                                                          49,282              49,282
  Additional paid-in capital                                          2,373,000           2,373,000
  Accumulated deficit                                                (2,778,620)         (2,200,189)
                                                                    -----------         -----------
       Total shareholders' equity (deficit)                            (356,338)            222,093
                                                                    -----------         -----------
           Total liabilities and shareholders' equity (deficit)     $   236,072         $   596,596
                                                                    ===========         ===========





      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                         1999             1998
                                                      -----------      -----------
Sales                                                 $        --      $    11,512

Administrative fee                                            643               --
                                                      -----------      -----------

           Total revenues                                     643           11,512
                                                      -----------      -----------

Costs and expenses:
     Direct costs                                              --            4,582
     Selling, general and administrative expenses         576,441          214,721
                                                      -----------      -----------

          Total costs and expenses                        576,441          219,303
                                                      -----------      -----------

                  Operating loss                         (575,798)        (207,791)
                                                      -----------      -----------

Other income (expense):
      Interest income                                          79               --
      Interest expense                                     (2,712)          (8,219)
      Other                                                    --             (912)
                                                      -----------      -----------
           Total other income (expense)                    (2,633)          (9,131)
                                                      -----------      -----------

                  Net loss                            $  (578,431)     $  (216,922)
                                                      ===========      ===========


Loss per common share - basic and diluted             $      (.12)     $      (.05)
                                                      ===========      ===========

Weighted average number of common shares
     outstanding - basic and assuming dilution          4,928,180        4,471,158
                                                      ===========      ===========



      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                           Additional                         Total
                                            Common           Paid-in      Accumulated      Shareholders'
                                             Stock           Capital        Deficit       Equity (Deficit)
                                          -----------     ------------    -----------     ---------------
Balance, December 31, 1997                $    42,602     $   974,698     $(1,045,136)     $   (27,836)

Issuance of 543,000 shares of
  common stock                                  5,430         899,552              --          904,982

Net loss                                           --              --        (216,922)        (216,922)
                                          -----------     -----------     -----------      -----------

Balance, March 31, 1998                   $    48,032     $ 1,874,250     $(1,262,058)     $   660,224
                                          ===========     ===========     ===========      ===========


Balance December 31, 1998                 $    49,282     $ 2,373,000     $(2,200,189)     $   222,093

Net loss                                           --              --        (578,431)        (578,431)
                                          -----------     -----------     -----------      -----------

Balance, March 31, 1999                   $    49,282     $ 2,373,000     $(2,778,620)     $  (356,338)
                                          ===========     ===========     ===========      ===========






      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                            1999           1998
                                                                          ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $(578,431)     $(216,922)
    Adjustments to reconcile net loss to net cash used in operations-
         Depreciation                                                         7,043          7,000
         Amortization                                                        21,734         17,000
         Provision for doubtful accounts                                         --             --
         Decrease in receivables                                                 --         17,463
         Increase in other current assets                                      (410)            --
         Increase in accounts payable and accrued expenses                   89,607         33,893
         Decrease in customer deposits                                       (9,560)          (292)
         Decrease in trading securities                                          --         34,875
                                                                          ---------      ---------
              Net cash used in operating activities                        (470,017)      (106,983)
                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment                                                  (15,012)            --
    Additions to software development costs                                      --         (3,638)
    Net decrease in due from shareholder                                         --         61,038
                                                                          ---------      ---------
              Net cash provided by (used in) investing activities           (15,012)        57,400
                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                189,551         77,863
    Principal payments on due to related party                              (27,630)       (11,900)
    Principal payments on notes payable, net                                (21,898)       (42,574)
    Principal payments on capital lease obligations                          (2,163)        (1,959)
    Proceeds from stock issuance                                                 --        204,982
                                                                          ---------      ---------

              Net cash provided by financing activities                     137,860        226,412
                                                                          ---------      ---------

Increase (decrease) in cash                                                (347,169)       176,829
CASH, beginning of period                                                   350,042         28,778
                                                                          ---------      ---------
CASH, end of period                                                       $   2,873      $ 205,607
                                                                          =========      =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

For the three months ended March 31, 1999 and 1998, interest paid was approximately $1,791 and $6,294, respectively.

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:

During the three months ended March 31, 1998, $700,000 of stock subscriptions were received in exchange for 420,000 shares of common stock.

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements of Affiliated Networks, Inc., and subsidiary (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position and the results of its operations.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for the reporting on Form 10-QSB. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(2) ESTIMATES

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

(3) LOSS PER COMMON SHARE

Basic earnings or loss per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings or loss per common share includes the diluting effect of stock options and warrants. For the three months ended March 31, 1999 and 1998, the effect of stock options and warrants were not included in the computation because such inclusion would have been antidilutive.

(4) INCOME TAXES

The Company did not record a benefit for income taxes due to the full valuation that has been recorded on the taxable loss recorded for the period.

(5) UNCERTAINTY

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred recurring operating losses, and has a working capital and shareholders' deficit as of March 31, 1999. Realization of the major portion of the assets in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of future operations. The Company is proceeding on a private placement of up to $5,000,000.

(6) SUBSEQUENT EVENT

Subsequent to March 31, 1999 the Company received $487,994 from the issuance of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

The "Management's Discussion and Analysis" included herein should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1, of this quarterly report on Form 10-QSB.

OVERVIEW

Affiliated Networks, Inc. has developed an internet based wholesale trading exchange for the marine industry ("E-Commerce business"). The Exchange, known as MAREX - The National Marine Exchange ("MAREX") allows buyers to solicit quotes on-line from sellers for specific equipment, parts and supplies. MAREX displays to the buyer the best price available, which are updated on a real-time basis as bids are posted. MAREX seeks to provide a worldwide search capability to buyers for hard-to-find equipment, parts and supplies and create a lowest price forum for buyers to take advantage of spot market pricing of sellers' overstocked and available inventory. Sellers utilizing MAREX will gain access to an expanded wholesale customer base and have greater opportunity to resell slow moving inventory. The Company anticipates that MAREX members may act as sellers and buyers on a daily basis to take advantage of differences in regional pricing and supply availability. The MAREX system was in the development stage until November 1998. In addition, the Company, through its wholly owned subsidiary, published research reports, stock handbooks and global industry guides (the "FIS business").

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         REVENUES

For the three months ended March 31, 1999, all of the Company's sales were generated by its E-Commerce business. The Company generates revenues from its E-Commerce business by charging an administrative fee, which is based on a sliding scale ranging from approximately 10% for smaller transactions to 4% for larger transactions. Revenues are recognized at the completion of a transaction. A transaction is considered completed when the buyer has received and approved the merchandise that was purchased through MAREX and the Company remitted the purchase price, less the administrative fee, to the seller. For the three months ended March 31, 1999, completed transactions through MAREX totaled $16,050. The Company's E-Commerce business did not generate any revenues in 1998 due to MAREX not being operational until November 1998. The Company's FIS business did not generate any sales in 1999 primarily due to the shift of substantially all of the Company's resources to the E-Commerce business. For the three months ended March 31, 1998, all of the Company's sales were generated by the FIS business.

         DIRECT COSTS

The Company's direct costs have historically been incurred as a result of the production costs for the research reports, stock handbooks and global industry guides. For the three months ended March 31, 1999, the Company did not incur production costs due to the focus of the Company on the E-Commerce business.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased 168% to $576,411 for the three months ended March 31, 1999 from $214,721 for the three months ended March 31, 1998. The change consisted of an increase in the E-Commerce business of approximately $515,000, which was partially offset by the decrease in the FIS business of approximately $153,000.

In November 1998, the E-Commerce business launched its first trading exchange, the MAREX system, and began to develop its membership. For the three months ended March 31, 1999 the Company incurred approximately $532,000 in SG&A expenses for the development of the MAREX business which were primarily comprised of payroll costs of approximately $176,000, advertising and promotion costs of approximately $124,000 and other operating costs. The Company expects to continue to increase its SG&A expenses for the operations, development of infrastructure and marketing of the E-Commerce business.

For the three months ended March 31, 1999 the FIS business incurred approximately $44,000 in SG&A expenses primarily relating to payroll costs. The decrease in SG&A expenses from the FIS business was primarily due to the shift of the Company's resources to the E-Commerce business.

         OPERATING LOSS

The Company's operating loss increased 177% to $575,798 for the three months ended March 31, 1999 from $207,791 for the three months ended March 31, 1998. The increase in the operating loss consisted of an increase of approximately $514,000 in the E-Commerce business which was partially offset by the decrease of approximately $146,000 in the FIS business. The increase in the E-Commerce business was primarily due to the SG&A expenses relating to the launch of the MAREX system. The decrease in the FIS business was primarily due to the decrease in SG&A expenses, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations primarily through the private sale of common stock, short-term borrowing from banks and the majority shareholder who is also the Chief Executive Officer of the Company.

Net cash used in operating activities were approximately $470,000 and $107,000 for the three months ended March 31, 1999 and 1998, respectively, which was primarily due to the loss reported during the period.

Net cash used in investing activities was approximately $15,000 for the three months ended March 31, 1999, which was due to the purchase of computer equipment for the E-Commerce operations. For the three months ended March 31, 1998 net cash provided by investing activities was approximately $57,000 which was primarily due to repayment of amounts due from shareholder.

Net cash provided by financing activities were approximately $138,000 and $226,000 for the three months ended March 31, 1999 and 1998, respectively, which was primarily due to borrowings and the issuance of common stock. For the three months ended March 31, 1998, the Company received $204,982 from the issuance of common stock.

The Company's working capital deficit was $559,818 at March 31, 1999 compared to the working capital of $13,821 at December 31, 1998. The deterioration is primarily due to the cash utilized for the development of the E-Commerce business.

The Company currently maintains lines of credit and term loans with several banks, which total $118,000 as of March 31, 1999. At March 31, 1999, however, the Company had no availability under its lines of credit. The majority shareholder, who is also the Chief Executive Officer, personally guarantees all of the Company's bank loans. Loans to the Company from an entity that is owned by the majority shareholder, who is also the Chief Executive Officer, total $197,671 at March 31, 1999. Interest rates for all loans fluctuate from prime plus 2.5% to prime plus 6.75% or have fixed terms of 11.7% or 12.5%.

Subsequent to March 31, 1999 the Company received $487,994 from the issuance of common stock that was utilized for working capital purposes.

Management believes that funds that will be generated from operations are not sufficient to meet the Company's anticipated capital needs in connection with its present and proposed activities. Management plans to pursue sources of equity and debt financing to fund the operations of the Company. There has been no firm commitment of any kind with regard to such financing and no assurance can be given that such financing will be obtained, and if obtained, whether they will be obtained on terms favorable to the Company.

SEASONALITY

The E-Commerce business is seasonal due to the impact of the buying and selling patterns of the members in the MAREX system and the marine industry. The Company believes that the second and third quarters are the peak periods for the recreational marine industry. In addition, the recreational marine industry is highly cyclical and is highly affected by a number of factors which includes but not limited to (i) economic conditions (ii) consumer confidence levels and (iii) weather conditions.

Historically, the Company's revenues and operating results from the FIS business experience a small decrease in the late second and early third quarters as a result of decreased demand for the FIS products.

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

FORWARD LOOKING STATEMENTS

From time to time, the Company publishes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including certain statements in the Management's Discussion and Analysis of this Form 10-QSB, which relate to such matters as anticipated financial performance, business prospects, technological developments, and similar matters. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others; (i) the ability to develop the E-Commerce business specifically the growth of members and transactions in the MAREX system; (ii) the ability to obtain financing for the Company's operations; (iii) competition in the Company's E-Commerce business; (iv) dependence on key personnel.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its annual shareholders' meeting on January 27, 1999. At such meeting the shareholders:

(1)      Elected four members to the Board of Directors as follows:

                                          VOTES FOR            VOTES AGAINST
                                          ---------            -------------
         Dan Gallagher                    3,444,910                  0
         George Glazer                    3,444,910                  0
         David A. Schwedel                3,444,910                  0
         Roger A. Trombino                3,444,910                  0

(2) Ratified the reappointment of McClain & Company, LLP as the Company's independent public accountants. (2,819,910 shares voted for 0 shares voted against)

(3) Approved and adopted the Amended and Restated Articles of Incorporation of the Company (the "Amended Articles"), which incorporated amendments to change the authorized capital stock of the Company by authorizing the issuance of Preferred Stock, par value $.01 per share, consisting of 1,000,000 shares, issuable in one or more classes or series, the rights and preferences of which Preferred Stock may be established from time to time by the Board of Directors (3,444,910 shares voted for 0 shares voted against)

(4) Approved and ratified the Company's Amended and Restated Bylaws (the "Amended Bylaws"), which incorporated amendments effecting (i) certain procedures for a shareholder to introduce business at a shareholders meeting or nominate director candidates, (ii) certain procedures and other matters relating to the indemnification of and advancement of expenses to directors, officers, employees and agents of the Company and (iii) certain related and other changes. (3,444,910 shares voted for 0 shares voted against)

(5) Approved certain amendments to the Company's stock option plans and ratified the issuance of certain stock option agreements. (3,444,910 shares voted for 0 shares voted against)

(6) Approved and adopted the Amended and Restated 1997 Stock Option Plan. (3,444,910 shares voted for 0 shares voted against)



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) 27 Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         AFFILIATED NETWORKS, INC.




Date:      May 14, 1999                  By: /s/ David A. Schwedel
           ------------                      ----------------------------------
                                             David A. Schwedel
                                             Chief Executive Officer




Date:      May 14, 1999                  By: /s/ Kenbian A. Ng
           ------------                      ----------------------------------
                                             Kenbian A. Ng
                                             Chief Financial Officer