Form 10QSB
period 1999-06-30
AFFILIATED NETWORKS INC
filed 1999-08-12
CIK 1034867

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE TRANSITION PERIOD FROM __________________ TO ______________________


                        COMMISSION FILE NUMBER: 000-25129


                            AFFILIATED NETWORKS, INC.
        (Exact name of small business issuer as specified in its charter)

                 FLORIDA                                   65-0354269
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

  2701 SOUTH BAYSHORE DRIVE, 5TH FLOOR
         COCONUT GROVE, FLORIDA                               33133
(Address of principal executive offices)                   (Zip Code)


         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 285-2003

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the registrant outstanding as of August 10, 1999 was 6,342,806.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                            AFFILIATED NETWORKS, INC.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         June 30, 1999 and December 31, 1998 .........................      3

         Condensed Consolidated Statements of Operations
         Three Months Ended June 30, 1999 and 1998 ...................      4

         Condensed Consolidated Statements of Operations
         Six Months Ended June 30, 1999 and 1998 .....................      5

         Condensed Consolidated Statements of Shareholders' Equity
         Six Months Ended June 30, 1999 and 1998 .....................      6

         Condensed Consolidated Statements of Cash Flow
         Six Months Ended June 30, 1999 and 1998 .....................      7

         Notes to Condensed Consolidated Financial Statements ........      8

Item 2.  Management's Discussion and Analysis ........................     10


                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ............................     14


                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                    ASSETS

                                                                                 JUNE 30, 1999      DECEMBER 31, 1998
                                                                                 -------------      -----------------
Current assets:
    Cash and cash equivalents                                                      $ 4,759,084         $   350,042
    Receivables, net                                                                        --               9,635
    Stock subscription receivable                                                    1,212,995                  --
    Prepaid expenses and other current assets                                          134,903                  --
                                                                                   -----------         -----------
       Total current assets                                                          6,106,982             359,677
                                                                                   -----------         -----------

Property and equipment, net                                                             97,366              71,270
                                                                                   -----------         -----------

Other assets:
    Trademark and copyright, net                                                        34,147               4,000
    Software development costs, net                                                    114,140             156,610
    Deposits                                                                             5,039               5,039
                                                                                   -----------         -----------
       Total other assets                                                              153,326             165,649
                                                                                   -----------         -----------

           Total assets                                                            $ 6,357,674         $   596,596
                                                                                   ===========         ===========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of notes payable                                            $        --         $   116,206
    Current portion of capital lease obligations                                         8,372              11,296
    Accounts payable and accrued expenses                                              461,651             106,307
    Customer deposits                                                                   66,737              76,297
    Due to related party                                                                    --              35,750
                                                                                   -----------         -----------
       Total current liabilities                                                       536,760             345,856
                                                                                   -----------         -----------

Long-term liabilities:
    Notes payable, net of current portion                                                   --              23,521
    Capital lease obligations, net of current portion                                    2,190               5,126
                                                                                   -----------         -----------
       Total long-term liabilities                                                       2,190              28,647
                                                                                   -----------         -----------

           Total liabilities                                                           538,950             374,503
                                                                                   -----------         -----------

Shareholders' equity:
    Common stock, par value  $.01 per share, 25,000,000
       shares authorized, 6,231,806 and 4,928,180
       shares issued and outstanding                                                    62,318              49,282
    Additional paid-in capital                                                       9,255,429           2,373,000
    Accumulated deficit                                                             (3,499,023)         (2,200,189)
                                                                                   -----------         -----------
       Total shareholders' equity                                                    5,818,724             222,093
                                                                                   -----------         -----------

           Total liabilities and shareholders' equity                              $ 6,357,674         $   596,596
                                                                                   ===========         ===========



      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                        THREE MONTHS ENDED JUNE 30,
                                                       -----------------------------
                                                           1999              1998
                                                       -----------       -----------
Sales                                                  $        --       $     3,721

Service revenues                                             1,818                --
                                                       -----------       -----------

           Total revenues                                    1,818             3,721
                                                       -----------       -----------

Costs and expenses:
     Direct costs                                               --               419
     Selling, general and administrative expenses          728,811           250,010
                                                       -----------       -----------

           Total costs and expenses                        728,811           250,429
                                                       -----------       -----------

                  Operating loss                          (726,993)         (246,708)
                                                       -----------       -----------

Other income (expense):
     Interest income                                         9,931                --
     Interest expense                                       (3,341)          (10,499)
                                                       -----------       -----------

           Total other income (expense)                      6,590           (10,499)
                                                       -----------       -----------

                  Net loss                             $  (720,403)      $  (257,207)
                                                       ===========       ===========

Net loss per common share - basic and diluted          $      (.14)      $      (.05)
                                                       ===========       ===========
Weighted average number of common shares
     outstanding - basic and diluted                     5,181,605         4,803,180
                                                       ===========       ===========






      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          SIX MONTHS ENDED JUNE 30,
                                                       -----------------------------
                                                           1999              1998
                                                       -----------       -----------
Sales                                                  $        --       $    15,233

Service revenues                                             2,461                --
                                                       -----------       -----------

          Total revenues                                     2,461            15,233
                                                       -----------       -----------

Costs and expenses:
     Direct costs                                               --             5,001
     Selling, general and administrative expenses        1,305,252           464,731
                                                       -----------       -----------

          Total costs and expenses                       1,305,252           469,732
                                                       -----------       -----------

                  Operating loss                        (1,302,791)         (454,499)
                                                       -----------       -----------

Other income (expense):
     Interest income                                        10,010                --
     Interest expense                                       (6,053)          (18,718)
     Other                                                      --              (912)
                                                       -----------       -----------
          Total other income (expense)                       3,957           (19,630)
                                                       -----------       -----------

                  Net loss                             $(1,298,834)      $  (474,129)
                                                       ===========       ===========


Net loss per common share - basic and diluted          $      (.26)      $      (.10)
                                                       ===========       ===========
Weighted average number of common shares
     outstanding - basic and diluted                     5,055,593         4,639,920
                                                       ===========       ===========




      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                         Additional                           Total
                                             Common       Paid-In        Accumulated       Shareholders'
                                             Stock        Capital          Deficit            Equity
                                            -------      ----------      -----------       -----------
Balance, December 31, 1997                  $42,602      $  974,698      $(1,045,136)      $   (27,836)

Issuance of 543,000 shares of
  common stock                                5,430         899,552               --           904,982

Net loss                                         --              --         (474,129)         (474,129)
                                            -------      ----------      -----------       -----------

Balance, June 30, 1998                      $48,032      $1,874,250      $(1,519,265)      $   403,017
                                            =======      ==========      ===========       ===========


Balance December 31, 1998                   $49,282      $2,373,000      $(2,200,189)      $   222,093

Exercise of stock options                     1,816           1,184               --             3,000

Issuance of 1,122,047 shares of
  common stock                               11,220       6,881,245               --         6,892,465


Net loss                                         --              --       (1,298,834)       (1,298,834)
                                            -------      ----------      -----------       -----------

Balance, June 30, 1999                      $62,318      $9,255,429      $(3,499,023)      $ 5,818,724
                                            =======      ==========      ===========       ===========




      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                      ---------------------------
                                                                                         1999              1998
                                                                                      -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                          $(1,298,834)      $(474,129)
    Adjustments to reconcile net loss to net cash used in operations-
         Depreciation                                                                      14,755          15,797
         Amortization                                                                      44,823          34,000
         Provision for doubtful accounts                                                    9,635              --
         Decrease in receivables                                                               --          24,412
         Increase in prepaid expenses and other current assets                           (134,903)             --
         Increase in accounts payable and accrued expenses                                355,344          21,588
         Decrease in customer deposits                                                     (9,560)           (292)
         Decrease in trading securities                                                        --          34,875
                                                                                      -----------       ---------

              Net cash used in operating activities                                    (1,018,740)       (343,749)
                                                                                      -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                   (40,851)        (33,310)
    Acquisition of trademark                                                              (32,500)             --
    Additions to software development costs                                                    --          (6,638)
    Net decrease in due from shareholder                                                       --          61,038
                                                                                      -----------       ---------

              Net cash provided by (used in) investing activities                         (73,351)         21,090
                                                                                      -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from related party borrowings                                                224,551         289,113
    Principal payments on due to related party                                           (260,301)       (131,900)
    Principal payments on notes payable, net                                             (139,727)        (60,047)
    Principal payments on capital lease obligations                                        (5,860)         (4,452)
    Proceeds from issuance of common stock                                              5,682,470         204,982
                                                                                      -----------       ---------

              Net cash provided by financing activities                                 5,501,133         297,696
                                                                                      -----------       ---------

Increase (decrease) in cash and cash equivalents                                        4,409,042         (24,963)

CASH AND CASH EQUIVALENTS, beginning of period                                            350,042          28,778
                                                                                      -----------       ---------

CASH AND CASH EQUIVALENTS, end of period                                              $ 4,759,084       $   3,815
                                                                                      ===========       =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

For the six months ended June 30, 1999 and 1998, interest paid was approximately
$5,132 and $13,004, respectively.

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:

During the six months ended June 30, 1999 and 1998, $1,212,995 and $700,000, respectively, of stock subscriptions were received in exchange for 173,285 and 420,000 shares, respectively, of common stock.




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

(3)  CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments with maturities of three months or less when acquired.

(4)  LOSS PER COMMON SHARE

Basic earnings or loss per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings or loss per common share includes the diluting effect of stock options and warrants. For the three and six months ended June 30, 1999 and 1998, the effect of stock options and warrants were not included in the computation because such inclusion would have been antidilutive.

(5)  INCOME TAXES

The Company did not record a benefit for income taxes due to the full valuation that has been recorded on the taxable loss recorded for the period.

(6)  SALE OF COMMON STOCK

During the second quarter of 1999 the Company completed private placements of 1,122,047 shares of its common stock. The net proceeds of the offerings totaled approximately $6.9 million. In July 1999, the Company collected the stock subscription receivable outstanding at June 30, 1999. In connection with the private placements, the Company issued warrants to purchase 353,971 shares of common stock. The warrants are exercisable as follows: 128,971 warrants exercisable at $8.00 per share expiring on June 25, 2004; 150,000 warrants exercisable at $8.00 per share expiring on May 12, 2004; 25,000 warrants exercisable at $10.00 per share expiring on June 25, 2004; 25,000 warrants exercisable at $15.00 per share expiring on June 25, 2004; and 25,000 warrants exercisable at $20.00 per share expiring on June 25, 2004.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         REVENUES

For the three months ended June 30, 1999, all of the Company's revenues were generated by its E-Commerce business. The Company generates revenues from its E-Commerce business by charging an administrative fee for transactions completed through MAREX. The fee is based on a sliding scale ranging from approximately 10% for smaller transactions to 4% for larger transactions. Revenues are recognized at the completion of a transaction. A transaction is considered completed when the buyer has received and approved the merchandise that was purchased through MAREX and the Company remitted the purchase price, less the administrative fee, to the seller. For the three months ended June 30, 1999, completed transactions through MAREX totaled approximately $45,000. The Company's E-Commerce business did not generate any revenues in 1998 due to MAREX not being operational until November 1998. The Company's FIS business did not generate any sales in 1999 primarily due to the shift of substantially all of the Company's resources to the E-Commerce business. For the three months ended June 30, 1998, all of the Company's sales were generated by the FIS business.

         DIRECT COSTS

The Company's direct costs have historically been incurred as a result of the production costs for the research reports, stock handbooks and global industry guides. For the three months ended June 30, 1999, the Company did not incur production costs due to the focus of the Company on the E-Commerce business.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased 192% to $728,811 for the three months ended June 30, 1999 from $250,010 for the three months ended June 30, 1998. The change consisted of an increase in the E-Commerce business of approximately $686,000, which was partially offset by the decrease in the FIS business of approximately $207,000.

In November 1998, the E-Commerce business launched the MAREX system and began to develop its membership. For the three months ended June 30, 1999 the Company incurred approximately $686,000 in SG&A expenses for the development of the MAREX business which were primarily comprised of payroll costs of approximately $405,000, advertising and promotion costs of approximately $90,000 and other operating costs. The Company expects to continue to increase its SG&A expenses for the operations, development of infrastructure and marketing of the E-Commerce business.

For the three months ended June 30, 1999 the FIS business incurred approximately $43,000 in SG&A expenses primarily relating to payroll costs. The decrease in SG&A expenses from the FIS business was primarily due to the shift of the Company's resources to the E-Commerce business.

         OPERATING LOSS

The Company's operating loss increased 195% to $726,993 for the three months ended June 30, 1999 from $246,708 for the three months ended June 30, 1998. The increase in the operating loss consisted of an increase of approximately $683,000 in the E-Commerce business, which was partially offset by the decrease of approximately $203,000 in the FIS business. The increase in the E-Commerce business was primarily due to the SG&A expenses relating to the launch of the MAREX system. The decrease in the FIS business was primarily due to the decrease in SG&A expenses, as described above.

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         REVENUES

For the six months ended June 30, 1999, all of the Company's revenues were generated by its E-Commerce business. Completed transactions through MAREX totaled approximately $61,000 for the six months ended June 30, 1999. The Company's E-Commerce business did not generate any revenues in 1998 due to MAREX not being operational until November 1998. The Company's FIS business did not generate any sales in 1999 primarily due to the shift of substantially all of the Company's resources to the E-Commerce business. For the six months ended June 30, 1998, all of the Company's sales were generated by the FIS business.

         DIRECT COSTS

The Company's direct costs have historically been incurred as a result of the production costs for the research reports, stock handbooks and global industry guides. For the six months ended June 30, 1999, the Company did not incur production costs due to the focus of the Company on the E-Commerce business.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 181% to $1,305,252 for the six months ended June 30, 1999 from $464,731 for the six months ended June 30, 1998. The change consisted of an increase in the E-Commerce business of approximately $1,200,000, which was partially offset by the decrease in the FIS business of approximately $360,000.

For the six months ended June 30, 1999 the Company incurred approximately $1,219,000 in SG&A expenses for the development of the MAREX business which were primarily comprised of payroll costs of approximately $582,000, advertising and promotion costs of approximately $216,000 and other operating costs.

For the six months ended June 30, 1999 the FIS business incurred approximately $86,000 in SG&A expenses primarily relating to payroll costs. The decrease in SG&A expenses from the FIS business was primarily due to the shift of the Company's resources to the E-Commerce business.

         OPERATING LOSS

The Company's operating loss increased 187% to $1,302,791 for the six months ended June 30, 1999 from $454,499 for the six months ended June 30, 1998. The increase in the operating loss consisted of an increase of approximately $1,200,000 in the E-Commerce business, which was partially offset by the decrease of approximately $352,000 in the FIS business. The increase in the E-Commerce business was primarily due to the SG&A expenses relating to the launch of the MAREX system. The decrease in the FIS business was primarily due to the decrease in SG&A expenses, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations primarily through the private sale of common stock, short-term borrowing from banks and the majority shareholder who is also the Chief Executive Officer of the Company.

Net cash used in operating activities were approximately $1,019,000 and $344,000 for the six months ended June 30, 1999 and 1998, respectively, which was primarily due to the loss reported during the period.

Net cash used in investing activities was approximately $73,000 for the six months ended June 30, 1999, which was primarily due to leasehold improvement relating to the new office and the purchase of computer and equipment for the E-Commerce operations. For the six months ended June 30, 1998 net cash provided by investing activities was approximately $21,000 primarily due to repayment of amounts due from shareholder which was partially offset by equipment purchases.

Net cash provided by financing activities were approximately $5,501,000 and $298,000 for the six months ended June 30, 1999 and 1998, respectively, which was primarily due to the issuance of common stock and borrowings. For the six months ended June 30, 1999 and 1998, the Company received $5,682,470 and $204,982, respectively, from the issuance of common stock.

The Company's working capital was $5,570,222 at June 30, 1999 compared to the working capital of $13,821 at December 31, 1998. The increase is primarily due to the private placements completed during 1999.

Management believes that funds that will be generated from operations will not be sufficient to meet the Company's anticipated capital needs in connection with its present and proposed activities. Management plans to pursue sources of equity and debt financing to fund the future operations of the Company. There has been no firm commitment of any kind with regard to such financing and no assurance can be given that such financing will be obtained, and if obtained, whether they will be obtained on terms favorable to the Company.

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

Historically, the Company's revenues and operating results from the FIS business experienced a small decrease in the late second and early third quarters as a result of decreased demand for the FIS products.

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

FORWARD LOOKING STATEMENTS

From time to time, the Company publishes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including certain statements in the Management's Discussion and Analysis of this Form 10-QSB, which relate to such matters as anticipated financial performance, business prospects, technological developments, and similar matters. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others; (i) the ability to develop the E-Commerce business specifically the growth of members and transactions in the MAREX system; (ii) the ability to obtain future financing for the Company's operations; (iii) competition in the Company's E-Commerce business; (iv) dependence on key personnel.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     EXHIBIT      DESCRIPTION OF DOCUMENT
     -------      -----------------------

     10.7         Office lease agreement date June 1999 between Coconut Grove
                  Bank and Registrant.
     27           Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AFFILIATED NETWORKS, INC.

Date:   August 12, 1999                       By: /s/ David A. Schwedel
        ---------------                          ------------------------------
                                                 David A. Schwedel
                                                 Chief Executive Officer



Date:   August 12, 1999                       By: /s/ Kenbian A. Ng
        ---------------                          ------------------------------
                                                 Kenbian A. Ng
                                                 Chief Financial Officer