Form 10QSB
period 1999-09-30
AFFILIATED NETWORKS INC
filed 1999-11-12
CIK 1034867

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                                       OR


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM __________________ TO ______________________

                        COMMISSION FILE NUMBER: 000-25129

                            AFFILIATED NETWORKS, INC.
        (Exact name of small business issuer as specified in its charter)


            FLORIDA                                    65-0354269
-------------------------------              -------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

  2701 SOUTH BAYSHORE DRIVE, 5TH FLOOR
      COCONUT GROVE, FLORIDA                              33133
----------------------------------------     -------------------------------
(Address of principal executive offices)                (Zip Code)


         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 285-2003

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of Common Stock of the registrant outstanding as of November 1, 1999, was 6,352,806.

Transitional Small Business Disclosure Format:  Yes [ ]  No  [X]

                            AFFILIATED NETWORKS, INC.

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of September 30, 1999
        and December 31, 1998 ................................................      3

        Condensed Consolidated Statements of Operations for the three months
        and nine months ended September 30, 1999 and 1998 ....................      4

        Condensed Consolidated Statements of Shareholders' Equity for the
        nine months ended September 30, 1999 and 1998 ........................      5

        Condensed Consolidated Statements of Cash Flows for the nine months
        ended September 30, 1999 and 1998 ....................................      6

        Notes to Condensed Consolidated Financial Statements .................      7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ................................................      9

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K .....................................     13





                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                              September 30,     December 31,
                                                                  1999             1998 (A)
                                                               -----------      -----------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                  $ 4,691,190      $   350,042
    Prepaid expenses and other current assets                      138,571               --
    Loan to shareholder                                             22,200               --
    Net current assets of discontinued operations                       --            9,635
                                                               -----------      -----------
       Total current assets                                      4,851,961          359,677
                                                               -----------      -----------

Property and equipment, net                                        340,352           71,270
                                                               -----------      -----------
Other assets:
    Trademark, net                                                  27,083               --
    Software development costs, net                                 76,240           89,954
    Deposits                                                         1,596            1,596
    Net non-current assets of discontinued operations                   --           74,099
                                                               -----------      -----------
       Total other assets                                          104,919          165,649
                                                               -----------      -----------

           Total assets                                        $ 5,297,232      $   596,596
                                                               ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable                                              $        --      $   116,206
    Capital lease obligations                                        7,157           11,296
    Accounts payable and accrued expenses                          160,586          106,307
    Customer deposits                                               63,223           76,297
    Due to related party                                                --           35,750
                                                               -----------      -----------
       Total current liabilities                                   230,966          345,856
                                                               -----------      -----------

Long-term liabilities:
    Notes payable, net of current portion                               --           23,521
    Capital lease obligations, net of current portion                   --            5,126
                                                               -----------      -----------
       Total long-term liabilities                                      --           28,647
                                                               -----------      -----------

           Total liabilities                                       230,966          374,503
                                                               -----------      -----------

Shareholders' equity:
    Common stock, par value $.01 per share,
       25,000,000 shares authorized, 6,347,306 and
       4,928,180 shares issued and outstanding as of
       September 30, 1999 and December 31, 1998,
       respectively                                                 63,473           49,282
    Additional paid-in capital                                   9,299,524        2,373,000
    Accumulated deficit                                         (4,296,731)      (2,200,189)
                                                               -----------      -----------
       Total shareholders' equity                                5,066,266          222,093
                                                               -----------      -----------

           Total liabilities and shareholders' equity          $ 5,297,232      $   596,596
                                                               ===========      ===========


(A) Derived from the audited consolidated financial statements as of December 31, 1998.



   The accompanying notes are an integral part of these financial statements.

                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended                Nine Months Ended
                                                      September 30,                     September 30,
                                              ----------------------------      ----------------------------
                                                  1999             1998             1999             1998
                                              -----------      -----------      -----------      -----------
Revenues                                      $     2,112      $        --      $     4,573      $        --
                                              -----------      -----------      -----------      -----------

Operating expenses:
     Product development                          388,419           36,051          578,153           36,051
     Selling and marketing                        219,022           77,972          661,794           96,774
     General and administrative                   186,195            9,949          776,348            9,949
                                              -----------      -----------      -----------      -----------

         Total operating expenses                 793,636          123,972        2,016,295          142,774
                                              -----------      -----------      -----------      -----------

Loss from operations                             (791,524)        (123,972)      (2,011,722)        (142,774)
                                              -----------      -----------      -----------      -----------

Other income (expense):
     Interest income                               51,834               --           61,844               --
     Interest expense                                (245)         (18,718)          (6,297)         (27,310)
     Other                                             --               --               --             (912)
                                              -----------      -----------      -----------      -----------

         Total other income (expense)              51,589          (18,718)          55,547          (28,222)
                                              -----------      -----------      -----------      -----------

Loss from continuing operations                  (739,935)        (142,690)      (1,956,175)        (170,996)
                                              -----------      -----------      -----------      -----------

Discontinued operations:
     Loss from discontinued operations            (17,573)        (116,989)        (100,167)        (562,812)
     Loss on disposal, including $11,869
         for operating losses during
         the phase out period                     (40,200)              --          (40,200)              --
                                              -----------      -----------      -----------      -----------

         Total discontinued operations            (57,773)        (116,989)        (140,367)        (562,812)
                                              -----------      -----------      -----------      -----------

Net loss                                      $  (797,708)     $  (259,679)     $(2,096,542)     $  (733,808)
                                              ===========      ===========      ===========      ===========

Net loss per share, basic and diluted:
     Continuing operations                    $     (0.12)     $     (0.03)     $     (0.36)     $     (0.04)
     Discontinued operations                        (0.01)           (0.02)           (0.02)           (0.12)
                                              -----------      -----------      -----------      -----------
     Net loss                                 $     (0.13)     $     (0.05)     $     (0.38)     $     (0.16)
                                              ===========      ===========      ===========      ===========

Weighted average shares of Common Stock
     outstanding                                6,308,931        4,803,180        5,477,963        4,694,938
                                              ===========      ===========      ===========      ===========




   The accompanying notes are an integral part of these financial statements.

                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                 Additional                        Total
                                    Common        Paid-In      Accumulated     Shareholders'
                                     Stock        Capital       Deficit           Equity
                                    -------     ----------     -----------     -------------
Balance, December 31, 1997          $42,602     $  974,698     $(1,045,136)     $   (27,836)

Issuance of 543,000 shares of
    Common Stock                      5,430        899,552              --          904,982

Net loss                                 --             --        (733,808)        (733,808)
                                    -------     ----------     -----------      -----------

Balance, September 30, 1998         $48,032     $1,874,250     $(1,778,944)     $   143,338
                                    =======     ==========     ===========      ===========

Balance, December 31, 1998          $49,282     $2,373,000     $(2,200,189)     $   222,093

Exercise of stock options             2,971         45,279              --           48,250

Issuance of 1,122,047 shares of
    Common Stock                     11,220      6,881,245              --        6,892,465

Net loss                                 --             --      (2,096,542)      (2,096,542)
                                    -------     ----------     -----------      -----------

Balance, September 30, 1999         $63,473     $9,299,524     $(4,296,731)     $ 5,066,266
                                    =======     ==========     ===========      ===========







   The accompanying notes are an integral part of these financial statements.

                    AFFILIATED NETWORKS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Nine Months
                                                                                 Ended
                                                                              September 30,
                                                                      --------------------------
                                                                          1999            1998
                                                                      -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations                                   $(1,956,175)     $(170,996)
    Adjustments to reconcile loss from continuing operations to net cash used in continuing operations
         Depreciation                                                      29,693             --
         Amortization                                                      19,131             --
         Increase in prepaid expenses and other current assets           (138,571)            --
         Increase in accounts payable and accrued expenses                148,648         36,768
         Decrease in customer deposits                                    (13,074)            --
         Decrease in trading securities                                        --         34,875
                                                                      -----------      ---------

              Net cash used in operating activities                    (1,910,348)       (99,353)
                                                                      -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                  (298,775)       (34,981)
    Acquisition of trademark                                              (32,500)            --
    Additions to software development costs                                    --         (8,128)
    (Increase) decrease in loan to shareholder                            (22,200)        61,038
                                                                      -----------      ---------

              Net cash (used in) provided by investing activities        (353,475)        17,929
                                                                      -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from related party borrowings                                224,551        403,113
    Proceeds from exercise of stock options                                48,250             --
    Principal payments on due to related party                           (260,301)            --
    Principal payments on notes payable                                  (139,727)       (74,510)
    Principal payments on capital lease obligations                        (9,265)        (9,028)
    Proceeds from issuance of Common Stock                              6,892,465        204,982
                                                                      -----------      ---------

              Net cash provided by financing activities                 6,755,973        524,557
                                                                      -----------      ---------

Net cash provided by continuing operations                              4,492,150        443,133

Net cash used in discontinued operations                                 (151,002)      (467,737)
                                                                      -----------      ---------

Net increase (decrease) in cash and cash equivalents                    4,341,148        (24,604)

CASH AND CASH EQUIVALENTS, beginning of period                            350,042         28,778
                                                                      -----------      ---------

CASH AND CASH EQUIVALENTS, end of period                              $ 4,691,190      $   4,174
                                                                      ===========      =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

For the nine months ended September 30, 1999 and 1998, interest paid was approximately $5,000 and $16,000, respectively.



The accompanying notes are an integral part of these financial statements.

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

(3) DISCONTINUED OPERATIONS

On August 24, 1999, the Company's Board of Directors approved a plan to discontinue the operations of its non-core business subsidiary, Sovereign Financial Information Services, Inc. ("Sovereign"), in order to focus its business towards its internet-based services and products for the marine industry. Sovereign was engaged in the publishing of research reports, stock handbooks and global industry guides. Sovereign ceased operations on September 30, 1999. Accordingly, Sovereign is reported as a discontinued operation in the accompanying condensed consolidated financial statements.

The estimated loss on the disposal of Sovereign was $40,200, consisting of a write-down of Sovereign assets totaling $28,331 and a provision of $11,869 for operating losses until the date of disposal. The losses of Sovereign prior to August 24, 1999, are included in the unaudited statements of operations under "Loss from discontinued operations". Sales for the three and nine months ended September 30, 1998 were $73,307 and $88,540, respectively.

(4) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments with maturities of three months or less when acquired.

(5) LOSS PER COMMON SHARE

Basic earnings or loss per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings or loss per common share includes the diluting effect of stock options and warrants. For the three and nine months ended September 30, 1999 and 1998, the effect of stock options and warrants were not included in the computation because such inclusion would have been antidilutive.

(6) INCOME TAXES

The Company did not record a benefit for income taxes due to the full valuation that has been recorded on the taxable losses recorded for the periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1, of this quarterly report on Form 10-QSB.

OVERVIEW

Affiliated Networks, Inc. has developed an internet based wholesale trading exchange for the marine industry known as MAREX - The National Marine Exchange ("MAREX"). MAREX allows buyers to solicit quotes on-line from sellers for specific equipment, parts and supplies. MAREX displays to buyers the best prices available, which are updated on a real-time basis as bids are posted. MAREX seeks to provide a worldwide search capability to buyers for hard-to-find equipment, parts and supplies and create a lowest price forum for buyers to take advantage of spot market pricing of sellers' overstocked and available inventory. Sellers utilizing MAREX will gain access to an expanded wholesale customer base and have greater opportunity to resell slow moving inventory. The Company anticipates that MAREX members may act as sellers and buyers on a daily basis to take advantage of differences in regional pricing and supply availability. The MAREX system was in the development stage until November 1998.

DISCONTINUED OPERATIONS

On August 24, 1999, the Company's Board of Directors approved a plan to discontinue the operations of its non-core business subsidiary, Sovereign Financial Information Services, Inc. ("Sovereign"), in order to focus its business towards its internet-based services and products for the marine industry. Sovereign was engaged in the publishing of research reports, stock handbooks and global industry guides. Sovereign ceased operations on September 30, 1999. The estimated loss on the disposal of Sovereign is $40,200, consisting of a write-down of Sovereign assets totaling $28,331 and a provision of $11,869 for operating losses until the date of disposal.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of the Company and excludes the operations of Sovereign.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         REVENUES

MAREX generates revenues by charging a transaction fee for completed transactions. The fee is based on a sliding scale ranging from approximately 10% for smaller transactions to 4% for larger transactions. Revenues are recognized at the completion of a transaction. A transaction is considered completed when the buyer has received and approved the merchandise that was purchased through MAREX, and the Company has remitted the purchase price, less the transaction fee, to the seller. For the three months ended September 30, 1999, the Company recorded revenues of $2,000 generated from $68,000 of completed transactions through MAREX. MAREX, which was not operational until November 1998, did not generate any revenues in 1998.

         PRODUCT DEVELOPMENT

Product development expenses consist primarily of compensation for product development personnel, cost of outside contractors, amortization of software development costs, and other costs associated with the operations and enhancements of the website. Product development expenses increased to $388,000 for the three months ended September 30, 1999, from $36,000 for the same period in 1998. The change related primarily to increases of $213,000 in personnel and personnel related costs, $84,000 in outside contractor costs, and $25,000 in depreciation and amortization. The balance was comprised of overhead and operating costs directly associated with the development and maintenance of the website.

         SALES AND MARKETING EXPENSES

Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, trade shows and related marketing costs. Sales and marketing expenses increased to $219,000 for the three months ended September 30, 1999, from $78,000 for the same period in 1998. The change is primarily due to an increase of $97,000 in personnel and personnel related costs associated with the expansion of the sales and marketing functions. The balance was comprised of overhead and operating costs directly associated with sales and marketing activities.

         GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation for executive and administrative personnel, facilities expenses, professional fees, and general corporate expenses. General and administrative expenses increased to $186,000 for the three months ended September 30, 1999, from $10,000 for the same period in 1998. The change related primarily to an increase of $89,000 in personnel and personnel related costs. The balance was comprised of professional fees, facilities expenses, and other corporate charges directly associated with the administrative functions of the Company.

         OTHER INCOME AND EXPENSE

The Company recorded $52,000 of interest income for the three months ended September 30, 1999, as a result of its investments in marketable securities derived from the net proceeds of the private placements completed in 1999. The Company recorded $19,000 of interest expense for the same period in 1998, as a result of notes payable that were outstanding during that period.

         LOSS FROM CONTINUING OPERATIONS

The Company's loss from continuing operations increased to $740,000 for the three months ended September 30, 1999, from $143,000 for the same period in 1998. The change resulted from the increase in costs, as described above, associated with the launch of the MAREX system which was in the development stage until November 1998.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         REVENUES

For the nine months ended September 30, 1999, the Company recorded revenues of $5,000 generated from $128,000 of completed transactions through MAREX. MAREX, which was not operational until November 1998, did not generate any revenues in 1998.

         PRODUCT DEVELOPMENT

Product development expenses consist primarily of compensation for product development personnel, costs of outside contractors, amortization of software development costs, and other costs associated with the operations of the website. Product development expenses increased to $578,000 for the nine months ended September 30, 1999, from $36,000 for the same period in 1998. The change related primarily to increases of $306,000 in personnel and personnel related costs, $99,000 in outside contractor costs, and $74,000 in depreciation and amortization. The balance was comprised of overhead and operating costs directly associated with the development and maintenance of the website.

         SALES AND MARKETING EXPENSES

Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, trade shows and related marketing costs. Sales and marketing expenses increased to $662,000 for the nine months ended September 30, 1999, from $97,000 for the same period in 1998. The change related primarily to increases of $278,000 in personnel and personnel related costs, $192,000 in advertising and marketing program costs, and increases in overhead and operating costs directly associated with the expansion of the sales and marketing functions of MAREX.

         GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation for executive and administrative personnel, facilities expenses, professional fees and general corporate expenses. General and administrative expenses increased to $776,000 for the nine months ended September 30, 1999, from $10,000 for the same period in 1998. The change related primarily to an increase of $393,000 in personnel and personnel related costs. The balance was comprised of increases in professional fees, facilities expenses, and general corporate expenses.

         OTHER INCOME AND EXPENSE

The Company recorded $62,000 of interest income for the nine months ended September 30, 1999, as a result of its investments in marketable securities derived from the net proceeds of the private placements completed in 1999. Interest expense decreased to $6,000 for the nine months ended September 30, 1999 from $27,000 for the same period in 1998 as a result of the decrease in notes payable balance.

         LOSS FROM CONTINUING OPERATIONS

The Company's loss from continuing operations increased to $1,956,000 for the nine months ended September 30, 1999, from $171,000 for the same period in 1998. The change resulted from the increase in costs, as described above, associated with the launch of the MAREX system which was in the development stage until November 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations primarily through the private sale of Common Stock, short-term borrowings from banks, and borrowings from the majority shareholder who is also the Chief Executive Officer of the Company.

At September 30, 1999, the Company had cash and cash equivalents totaling $4.7 million and working capital of $4.6 million, compared with cash and cash equivalents totaling $350,000 and working capital of $14,000 as of December 31, 1998. The increases are primarily due to private placements completed in 1999.

Net cash used in operating activities was $1,910,000 and $99,000 for the nine months ended September 30, 1999 and 1998, respectively, which was primarily due to the loss reported during the period.

Net cash used in investing activities was $353,000 for the nine months ended September 30, 1999, which was primarily due to leasehold improvements relating to the new office, the purchase of computer and office equipment, and the purchase of furniture and fixtures. For the nine months ended September 30, 1998, net cash provided by investing activities was $18,000 primarily due to the repayment of amounts due from shareholder which was partially offset by equipment purchases.

Net cash provided by financing activities was $6.8 million and $525,000 for the nine months ended September 30, 1999 and 1998, respectively, which was primarily due to the issuance of Common Stock and borrowings. For the nine months ended September 30, 1999 and 1998, the Company received $6.9 million and $205,000 respectively, from the issuance of Common Stock.

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

YEAR 2000 ISSUES

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

FORWARD LOOKING STATEMENTS

From time to time, the Company publishes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-QSB, which relate to such matters as anticipated financial performance, business prospects, technological developments, and similar matters. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others; (i) the ability to develop MAREX, specifically the growth of members and transactions; (ii) the ability to obtain future financing for the Company's operations; (iii) competition within the e-commerce industry; and (iv) dependence on key personnel.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         EXHIBIT     DESCRIPTION OF DOCUMENT
         ------      -----------------------
         27          Financial Data Schedule

     (b) Reports on Form 8-K.

         The Company filed a report on Form 8-K on August 30, 1999.

               Item 4. Change in Registrant's Certifying Accountants

               Item 7. Financial Statements, Pro Forma Financial Information
                       and Exhibits

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             AFFILIATED NETWORKS, INC.



Date:  November 12, 1999                     By: /s/ DAVID A. SCHWEDEL
       -----------------                        -------------------------
                                                David A. Schwedel
                                                Chief Executive Officer



Date:  November 12, 1999                     By: /s/ KENBIAN A. NG
       -----------------                        ---------------------
                                                Kenbian A. Ng
                                                Chief Financial Officer