Form 10-K
period 1999-12-31
MAREX COM INC
filed 2000-03-23
CIK 1034867

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                   OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE TRANSITION PERIOD
                       FROM  ____________ TO  ____________

                       COMMISSION FILE NUMBER: 000-25129

                                MAREX.COM, INC.
             (Exact name of registrant as specified in its charter)

                       FLORIDA                                      65-0354269
-----------------------------------------------------  -----------------------------------
  (State or other jurisdiction of incorporation or
                     organization)                     (I.R.S. Employer Identification No.)
        2701 SOUTH BAYSHORE DRIVE, 5TH FLOOR
                   MIAMI, FLORIDA                                     33133
-----------------------------------------------------  -----------------------------------
      (Address of principal executive offices)                      (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (305) 285-2003

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 10, 2000 was approximately $175,106,621 based on the $36.75 closing bid price for the Common Stock quoted on the NASD over-the-counter bulletin board on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

     The number of shares of Common Stock of the registrant outstanding as of March 10, 2000 was 6,423,806.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to specified portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's 2000 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                MAREX.COM, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                 PART I
Item 1.     Business....................................................    1
Item 2.     Properties..................................................    8
Item 3.     Legal Proceedings...........................................    8
Item 4.     Submission of Matters to a Vote of Security Holders.........    9

                                PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................    9
Item 6.     Selected Consolidated Financial Data........................   11
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   12
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................   15
Item 8.     Financial Statements and Supplementary Data.................   16
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures...................................   34

                                PART III
Item 10.    Directors and Executive Officers of the Registrant..........   34
Item 11.    Executive Compensation......................................   34
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   34
Item 13.    Certain Relationships and Related Transactions..............   34

                                PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   35

                                     PART I

ITEM 1. BUSINESS

     THE FOLLOWING DESCRIPTION OF OUR BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS DO THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTIONS OF THIS FORM 10-K, ALL OF WHICH RELATE TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, TECHNOLOGICAL DEVELOPMENTS, AND SIMILAR MATTERS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED ELSEWHERE IN THIS REPORT IN THE SECTION ENTITLED "RISK FACTORS" AND THE RISKS DISCUSSED IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS.

COMPANY

     Marex.com, Inc. ("Marex.com" or the "Company") is a leading provider of business to business ("B2B") e-commerce solutions for the marine industry. We are developing a comprehensive set of procurement solutions for the automation of business transactions on the Internet among suppliers, boat builders, boat repairers, and dealers/distributors. We expect our solutions to offer our members a medium for efficient procurement of goods and access to Internet distribution channels.

     Our objective is to expand our position as the leading B2B e-commerce solution for the marine industry. We are focused on developing our business to provide the most efficient tools possible for the procurement of marine goods at all stages of the purchasing lifecycle.

     The Exchange (the "Exchange"), the first procurement tool that we developed, is an Internet based trading exchange for the marine industry. We began registering members for the Exchange in November 1998. The Exchange allows buyers to solicit quotes online from sellers for specific equipment, parts and supplies. Buyers are displayed the best prices available, which are updated on a real-time basis as bids are posted. Through the Exchange, we seek to provide a worldwide search capability to buyers for equipment, parts and supplies and create a lowest price forum for buyers to take advantage of spot market pricing of sellers' overstocked and available inventory. Sellers utilizing the Exchange will gain access to an expanded wholesale customer base and have greater opportunity to resell slow moving inventory.

     Marex.com was originally incorporated in Florida in September 1992 under the name of Florida Marine Management, Inc. In order to reflect our focus on providing internet-based e-commerce solutions for the marine industry, we changed our name on November 17, 1999 from Affiliated Networks, Inc. to Marex.com, Inc.

INDUSTRY OVERVIEW

Growth of Business-to-Business Commerce on the Internet

     The Internet has emerged as a mass communications and commerce medium enabling millions of people worldwide to share information, affiliate themselves with others who share similar interests and conduct business electronically. The Internet has created new opportunities for conducting commerce, such as B2B e-commerce, that offers the potential for organizations to streamline complex processes, lower costs and improve productivity. According to Forrester Research, Internet-based B2B e-commerce sales surpass on-line business to consumer ("B2C") sales. Forrester Research also estimates that B2B e-commerce will expand over the next several years from $109 billion in 1999 to $2.7 trillion by 2004.

     The dynamics of B2B e-commerce relationships differ significantly from those of other e-commerce relationships. B2B e-commerce solutions frequently automate or otherwise improve workflows or processes that are fundamental to a business' operations by replacing various paper-based transactions with electronic communications. In addition, B2B e-commerce solutions must often be integrated with a company's existing information systems, a process that can be complex, time-consuming and expensive. B2B e-commerce solutions that offer improved efficiency through the automation of business processes and workflows are being developed for a variety of industries.

The Marine Industry

     We feel that the marine market's highly fragmented supply chain coupled with the inefficient purchasing methods being used by the industry make it particularly well suited for B2B e-commerce. The marine industry utilizes standard purchasing methods to buy and sell products. The current methods are inefficient, costly and time consuming for both buyer and seller. Product orders are traditionally handled through an internal, paper-based purchasing process that requires searching for products in catalogs and manually preparing a purchase order. Industry participants typically place orders by telephone or fax and must place orders with multiple suppliers. While the traditional means of telephone, facsimile and mail have historically served a valuable purpose in facilitating commerce, information delivery, and communications between buyers and sellers, they have inherent inefficiencies, in that they are slower, more expensive in the long run and inefficient compared to Internet-related methods. In addition, traditional purchasing methods present a number of challenges to suppliers trying to reach small to medium sized boat builders and repair companies with product information. Due to the high cost of printing and distributing paper catalogs, suppliers cannot cost-effectively manage frequent updates and distribution of time-sensitive information.

Opportunity for B2B E-commerce Solutions for the Marine Industry

     We believe that the fragmentation and complexities of the marine industry create a need for B2B e-commerce solutions that seamlessly link suppliers and buyers of marine products. To effectively address the needs of buyers, solutions must be cost-effective, easily implemented, easy to use and provide comprehensive product selection, in-depth product information, specialized search capabilities and an efficient order and order tracking mechanism. To effectively address the needs of suppliers, solutions must also offer a neutral and fair marketplace with full catalog descriptions of products so as to attract additional customers.

BUSINESS STRATEGY

     Our objective is to expand our position as the leading provider of B2B e-commerce solutions for the marine industry. The key components of our strategy to achieve this objective include:

Build the Marex.com Brand to Become Synonymous with E-commerce in the Marine Industry

     We plan to capitalize on the fact that, to our knowledge, we are the first company to offer multiple e-commerce solutions to problems unique to the marine industry. We intend to pursue an aggressive brand development strategy through targeted advertising and promotions, press coverage and participation in trade associations and industry events to continue to develop industry awareness of our solutions.

Increase Adoption of Our Exchange

     We intend to aggressively increase the base of members using our Exchange and to increase its usage by current and future members. To encourage implementation, we do not currently charge a membership fee. Additionally, we intend to continue to educate existing and future users about the benefits of our solutions and to provide training in their use, thereby accelerating adoption and use.

Product Improvement and Development

     We plan to extend our market leadership by increasing the functionality of the Exchange, and by rolling out new e-commerce solutions which will automate the procurement process of marine businesses.

Establish and Maintain Technological Leadership

     We will continue to expend substantial efforts to develop, purchase or license technological advancements relating to our purchasing solutions. We intend to focus on enhancing our system's reliability, functionality and ease of integration with existing or newly developed purchasing systems.

Complete Strategic Relationships

     We continue to form strategic relationships with industry leaders such as manufacturers, content and technology partners and other companies in the industry that provide online services.

PRODUCTS AND SERVICES

The Exchange

     We began registering marine businesses as members of Marex.com in November 1998. Since that time, members have been utilizing our Exchange procurement tool to find buyers and sellers in the marine trade for a wide variety of wholesale-priced marine parts, supplies and equipment. We are in the process of converting our Exchange into a truly automated auction and classified system. The modified product, which will be called Classifieds and Auction, will provide our members with the option to list items for a fixed price (Classifieds) or to list items in an auction environment (Auction). We believe that this increased functionality will serve to increase the flexibility and dynamics of the products offered to our members.

Future Products

     We are currently developing e-commerce solutions that will automate procurement for the marine industry. We expect our solutions to offer increased procurement efficiency and access to Internet distribution channels.

MARKETING

     Our primary marketing efforts include advertising in industry publications. We also utilize direct mail, telemarketing and presence at trade shows. We concentrate these efforts on building brand recognition for our company, positioning Marex.com as the "marine industry's online marketplace", and educating our target market about the benefits of our e-commerce solutions. We believe that such efforts encourage potential new members to have a positive image and receptive mindset prior to our direct-selling effort.

PRODUCT DEVELOPMENT

     We dedicate a significant amount of our resources to developing and enhancing our products. Expenses related to the development of our products primarily consist of compensation for product development personnel, cost of outside contractors, amortization of software development costs, and general expenses associated with the development of our products. We incurred product development expenses of approximately $1,132,000 and $90,000 for the years ended 1999 and 1998, respectively.

INTELLECTUAL PROPERTY

     We regard obtaining protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success and intend to rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. While we plan to pursue the registration of our trademarks and service marks in the U.S. and internationally, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

     We have entered into confidentiality agreements with our employees and certain vendors in order to limit access to and disclosure of our proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies.

     To date, we have not been notified that our technologies infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by us with respect to past, current or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim could have a material adverse effect on our business, results of operations and financial condition.

SOFTWARE DEVELOPMENT

     We have developed proprietary software for both our internal needs and those of our e-commerce products. To date, we have developed several internal proprietary software programs that include a full suite of administrative, data collections, sorting, and marketing management tools. All of these programs are maintained in-house. We have also developed a proprietary electronic commerce software program. The software has been designed to enable the easy migration to other industry platforms with relatively few, if any, changes.

COMPETITION

     The market for B2B e-commerce and Internet ordering and purchasing is new and rapidly evolving. We perceive existing competition to be intensive and expect it to increase significantly in the future. We also think that barriers to entry are relatively insubstantial. We believe that the critical success factors for companies seeking to create Internet B2B e-commerce solutions include the following: brand recognition; quality and reliability of the Internet purchasing solution; breadth and depth of product offerings; base of customers; and ease of use and convenience. We face competition from other companies with e-commerce offerings, traditional suppliers and distributors of marine products and marine manufacturers that have developed their own purchasing solutions. We may also face further competition in the future from traditional suppliers and distributors that enter into B2B e-commerce over the Internet either on their own or by partnering with other companies. In addition, we face competition from current online B2C companies.

GOVERNMENT REGULATION

     Due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The nature of such legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, legislation could be enacted which could subject us and/or our customers to potential liability, which in turn could have an adverse effect on our business, results of operations and financial condition. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for our services or increase the cost of doing business or in some other manner have a material adverse effect on our business, results of operations and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

     Numerous states, including the State of Florida, in which our headquarters is located, have regulations regarding the manner in which "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. Due to the fact that these laws were promulgated prior to the advent of the Internet and exchanges in the nature of the Exchange, it is not clear, and there is little guidance from the courts and the legislature as to, whether a system like the Exchange would fall within their purview. While we are in the process of seeking a determination as to the applicability of the Florida laws to our business, there can be no assurance that the State of Florida, or any other state, will not attempt to impose these regulations upon us or that such imposition will not have a material adverse effect on our business, results of operations and financial condition.

     Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also recently settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws, or the passage of new laws intended to address these issues, could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state or foreign country. We are currently only qualified to do business in the State of Florida, and our failure to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

EMPLOYEES

     As of December 31, 1999, we had 33 full-time employees. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. We believe our future success depends in part on our continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of our senior management and key technical personnel. We only have an employment agreement with our President and CEO. Competition for qualified personnel in our industry and geographical location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future.

RISK FACTORS

     The following risk factors, together with all information in this Form 10-K, should be carefully considered in evaluating Marex.com and its business. Due to the significant impact that the risk factors set forth below may have on Marex.com's business, results of operations and financial condition, actual results could differ materially from those expressed or implied by any forward-looking statement.

We have a Limited Operating History

     Marex.com, Inc. was founded in 1992 but did not launch the Exchange until November 1998. Thus we have a limited operating history on which to base an evaluation of our e-commerce business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as B2B e-commerce. Many of these risks are described in this "Risk Factors" section. There can be no assurance that we will be able to address these risks.

We have a History of Losses

     We have incurred losses from operations in each period since our inception. We expect to incur substantial operating losses and have continued negative cash flows from operations for the foreseeable future. We expect to significantly increase our spending on sales and marketing, product development, and general and administrative expenses. In addition, we have no material revenues to date. If our revenue does not increase substantially or if our expenses increase further than we expect, we may not become profitable.

Our Quarterly Operating Results are Volatile and Difficult to Predict

     Due to our limited operating history, we believe that period-to-period comparisons of revenues and results of operations are not meaningful. The fluctuations in our operating results may fall below the expectations of investors and securities analyst. Our failure to meet these expectations will likely cause a significant decline in the market price of our stock.

The Business to Business E-commerce Model is Not Proven

     Our B2B e-commerce model is based on the expansion of the Exchange and the launch of our other procurement solutions for B2B e-commerce within the marine industry. This business model is new and not proven and depends upon our ability to, among other things: sell purchasing solutions to marine industry participants; achieve high rates of adoption by customers; and generate significant revenues from the use of our Internet-based solutions. We cannot be certain that the business model will be successful, that it can achieve or sustain revenue growth, or that it can generate any profits. The success of this business model will require, among other things, that we develop and market solutions with broad market acceptance by users and strategic partners. We cannot be certain that B2B e-commerce on the Internet, our e-commerce solution, or our services and brand in particular, will achieve broad market acceptance.

If We Fail to Release New E-commerce Solutions on a Timely Basis, Our Business Would be Adversely Affected

     We plan to introduce new e-commerce solutions to service the requirements of marine industry participants and to increase the potential transaction volumes. If we fail to introduce new products on a timely basis, we may experience supplier and buyer dissatisfaction which will adversely affect our business. In addition, any new product that does not achieve market acceptance may cause damage to our reputation or brand name.

We Face Intense Competition

     We perceive competition to be intense and we expect it to increase significantly in the future. We face competition from other companies with e-commerce offerings as well as traditional suppliers and distributors of marine products and marine companies that have or may develop their own online solutions. In addition, providers of online marketplaces and online auction services that currently focus on other industries may expand their services to include marine products. Our competitors and potential competitors may develop superior Internet solutions that achieve greater market acceptance than the Marex.com solution. In addition, substantially all of our prospective customers have established long-standing relationships with some competitors and potential competitors. We cannot be certain that we can compete successfully against current and future competitors.

Our Solution and Services are New and Face Rapid Technological Changes

     The Internet market for the Marex.com solution is characterized by rapid technological advances, evolving standards in the Internet and software markets, changes in customer requirements and frequent new product and service introductions and enhancements. As a result, we believe that our future success depends upon our ability to enhance current Internet-based solutions and services, to develop and introduce new solutions and services that will achieve market acceptance, and where necessary, to integrate Internet-based solutions with customers' systems. If we do not adequately respond to the need to develop and introduce new solutions or services, then our business will be negatively affected. Further, we may incur significant expense to integrate purchasing solutions with customers' systems and to maintain this integration as customers' systems evolve. Failure to provide this integration may delay or altogether dissuade the marine market or a particular customer from adopting our Internet-based solutions.

We Will Need to Manage Our Expanding Business

     Our growth has placed, and is expected to continue to place, a significant demand on our sales, marketing, managerial, operational, information technology and other resources. If we cannot manage our growth effectively, our business will be adversely affected. We expect to need a significant number of new employees to expand our business. Our current information systems, procedures and controls may not support expanded operations and may hinder our ability to take advantage of the market for e-commerce purchasing solutions to the marine industry.

We Depend on Key Personnel

     Our performance is substantially dependent on the performance of the executive officers and other key employees. Failure to successfully manage personnel requirements would have a negative effect on the business. We have experienced difficulty from time to time in hiring the personnel necessary to support the growth of our business, and we may experience similar difficulty in hiring and retaining personnel in the future. Competition for senior management, experienced sales and marketing personnel, software developers, and other employees is intense, and we cannot be certain that we will be successful in attracting and retaining personnel. The loss of the services of any executive officers or key employees could have a negative effect on the business. Failure to obtain or retain the services of necessary executive officers or key employees may not support existing or expanded operations, and may hinder our ability to take advantage of the market for e-commerce purchasing solutions to the marine industry.

We Expect the Price of Our Common Stock to Be Volatile

     The market price of the Common Stock may fluctuate significantly in response to a number of factors, some which are beyond our control, including the following: quarterly variations in operating results; changes in market valuation of Internet commerce companies; announcements of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; loss of a major customer or strategic partner, or failure to complete a sale to a significant customer; additions or departures of any key personnel; future sales of our Common Stock; and stock market price and volume fluctuations, which are particularly common among highly volatile securities of Internet companies.

Security Problems May Inhibit the Growth of Internet-Based Purchasing Solutions

     A significant barrier to the adoption of e-commerce is the secure transmission of confidential information over public networks. Users generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet, and therefore inhibit the Marex.com solution as a means of conducting transactions. If there is a breach in our security system, we may be required to make significant expenditures to protect against security breaches and to alleviate problems caused by such breaches.

System Failure May Cause Interruption of Services

     The performance of our server and networking hardware and software infrastructure is critical to our business and reputation, and affects our ability to process transactions, provide high quality customer service and attract and retain customers, suppliers, users and strategic partners. Currently the infrastructure and systems are located at one site at our headquarters in Miami, Florida. We are in the process of adding a mirror site at a different, distant location. Until then, we depend on single-site infrastructure. Any disruption to this infrastructure resulting from a natural disaster or other event could result in an interruption in service, fewer transactions and, if sustained or repeated, could impair our reputation and the attractiveness of the services.

We May Require Additional Capital for Operations

     We currently anticipate that current financing arrangements, together with existing borrowing arrangements and available funds will be sufficient to meet anticipated needs for working capital and capital expenditures for at least the next 12 months. We will need to raise additional funds in the future in order to fund rapid expansion, to develop new or enhanced solutions and services, to respond to competitive pressures or to acquire complementary businesses, technologies or services.

We Depend on Intellectual Property Rights

     Our intellectual property is important to us. We seek to protect intellectual property through copyrights, trademarks, trade secrets, confidentiality provisions in customer, supplier and strategic relationship agreements, nondisclosure agreements with third parties, employees and contractors. We cannot assure that measures we take to protect intellectual property will be successful or that third parties will not develop alternative purchasing solutions that do not infringe upon our intellectual property. In addition, we could be subject to intellectual property infringement claims by others. Failure to protect against misappropriation of intellectual property, or claims that we are infringing the intellectual property of third parties could have a negative effect on our business.

Regulation or Taxation of the Internet or Transacting Business Over the Internet

     Due to the increasing popularity and use of e-commerce, it is possible that a number of taxes, laws and regulations may be adopted in the U.S. and abroad with particular applicability to the Internet and e-commerce transactions. It is possible that governments will adopt taxes and enact legislation that may be applicable in areas such as content, product distribution, network security, encryption and the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and re-transmission activities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is uncertain. Taxes, laws or regulations may limit the growth of the Internet, dampen e-commerce and reduce the number of transactions, increase the cost of doing business or increase legal exposure. Any of these factors could have a negative effect on our business.

SEASONALITY

     Our business is seasonal due to the impact of the buying and selling patterns of the members that utilize our system. We believe that the second and third quarters are the peak periods for the recreational marine industry. In addition, the recreational marine industry is highly cyclical and is highly affected by a number of factors. Some of those factors are: (i) economic conditions, (ii) consumer confidence levels, and (iii) weather conditions.

ITEM 2.  PROPERTIES

     The Company leases office space (11,800 sq. ft.) in Miami, Florida, pursuant to a lease agreement that expires June 30, 2004.

ITEM 3.  LEGAL PROCEEDINGS

     We are not aware of any pending material legal proceedings to which we are a party or which our property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 16, 1999, Marex.com held a special meeting of stockholders at the Company's offices at 2701 South Bayshore Drive, 5th Floor, Miami, Florida 33133. The matters voted upon and their results were as follows:

Proposal 1

     To approve an amendment to the Company's Amended and Restated Articles of Incorporation, to change the Company's name to "Marex.com, Inc."

     Proposal 1 was approved based on the following results:

   FOR      AGAINST    ABSTAIN
---------  ---------  ---------
4,533,724    1,050        0

Proposal 2

     To approve the amendment and restatement of the Company's Amended and Restated 1997 Stock Option Plan, to increase the maximum number of shares which may be subject to options granted under the Restated Plan by 2,000,000 shares.

     Proposal 2 was approved based on the following results:

   FOR      AGAINST    ABSTAIN
---------  ---------  ---------
3,716,432   45,200      2,515

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     Our Common Stock is traded on the NASD over-the-counter bulletin board under the symbol "MRXX". Prior to changing our name, we commenced our trading on February 4, 1998 under the symbol "AFNT". The following table sets forth the high and low bid quotations for our Common Stock for the periods indicated. These quotations reflect prices between dealers retroactively adjusted for a 3-for-1 stock split on March 24, 1998. Prices do not include retail mark-ups, mark-downs, commissions and may not necessarily represent actual transactions.

                                                               HIGH      LOW
                                                              ------    -----
1998
First Quarter (commencing February 4).......................  $ 6.00    $5.50
Second Quarter..............................................    5.28     5.25
Third Quarter...............................................    5.00     4.50
Fourth Quarter..............................................   14.00     4.00

1999
First Quarter...............................................  $11.50    $8.50
Second Quarter..............................................   12.13     9.25
Third Quarter...............................................   10.38     7.50
Fourth Quarter..............................................   10.19     6.75

     As of March 10, 2000, there were approximately 128 holders of record of our Common Stock, of which 6,423,806 shares were issued and outstanding. The closing bid price for the Common Stock was $36.75 per share.

     We have never paid cash dividends on our Common Stock. We intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

PRIVATE PLACEMENTS OF COMMON STOCK

     During the second quarter of 1999, we raised $6,892,465 from the sale of 1,122,047 shares of Common Stock and after deducting $872,074 in commissions and $31,208 in other costs related to the financing. The shares were primarily sold to overseas investors and were issued pursuant to Rule 505 and 506 under Regulation D of the Securities Exchange Act of 1933.

     As of December 31, 1999, proceeds from our 1999 private placements had been used as follows: $2,892,000 was used towards operating expenses; $726,000 was invested in property, plant and equipment, and a trademark; $403,000 was used to pay-off debt; and $151,000 was used to fund the discontinued operations of Sovereign.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere in this Form 10-K. The selected financial data of Marex.com as of and for each of the four years in the period ended December 31, 1999, have been derived from Marex.com's audited consolidated financial statements. The selected financial data of Marex.com as of and for the year ended December 31, 1995, have been derived from unaudited consolidated financial statements.

                                                          YEAR ENDED DECEMBER 31,
                                     -----------------------------------------------------------------
                                        1999          1998          1997         1996         1995
                                     -----------   -----------   ----------   ----------   -----------
                                                                                           (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Revenues...........................  $     7,277   $        --   $       --   $       --   $       --
                                     -----------   -----------   ----------   ----------   ----------
Operating expenses:
  Product development..............    1,132,179        89,952           --           --           --
  Selling and marketing............    1,137,554       166,699           --           --           --
  General and administrative.......    1,385,027        24,799           --           --           --
                                     -----------   -----------   ----------   ----------   ----------
          Total operating
            expenses...............    3,654,760       281,450           --           --           --
                                     -----------   -----------   ----------   ----------   ----------
Loss from operations...............   (3,647,483)     (281,450)          --           --           --
                                     -----------   -----------   ----------   ----------   ----------
Other income (expense):
  Interest income..................      106,411            --           --           --           --
  Interest expense.................       (6,909)      (45,208)     (32,800)     (16,800)          --
  Other............................       (1,406)         (912)     (23,213)          --           --
                                     -----------   -----------   ----------   ----------   ----------
          Total other income
            (expense)..............       98,096       (46,120)     (56,013)     (16,800)          --
                                     -----------   -----------   ----------   ----------   ----------
Loss from continuing operations....   (3,549,387)     (327,570)     (56,013)     (16,800)          --
                                     -----------   -----------   ----------   ----------   ----------
Discontinued operations:
  Loss from discontinued
       operations..................     (100,167)     (827,483)    (599,844)    (308,568)     (20,480)
  Loss on disposal, including
       $11,869 for operating losses
       during the phase out
       period......................      (40,200)           --           --           --           --
                                     -----------   -----------   ----------   ----------   ----------
          Total discontinued
            operations.............     (140,367)     (827,483)    (599,844)    (308,568)     (20,480)
                                     -----------   -----------   ----------   ----------   ----------
Net loss...........................  $(3,689,754)  $(1,155,053)  $ (655,857)  $ (325,368)  $  (20,480)
                                     ===========   ===========   ==========   ==========   ==========
Net loss per share, basic and
  diluted:
  Continuing operations............  $     (0.62)  $     (0.07)  $    (0.01)  $    (0.02)  $       --
  Discontinued operations..........        (0.03)        (0.17)       (0.15)       (0.27)       (0.02)
                                     -----------   -----------   ----------   ----------   ----------
  Net loss.........................  $     (0.65)  $     (0.24)  $    (0.16)  $    (0.29)  $    (0.02)
                                     ===========   ===========   ==========   ==========   ==========
Weighted average shares of Common
  Stock outstanding................    5,700,306     4,752,975    3,995,719    1,127,869    1,000,000
                                     ===========   ===========   ==========   ==========   ==========
BALANCE SHEET DATA:
Cash and equivalents...............  $ 3,434,036   $   350,042   $   28,778   $   69,058   $       --
Working capital (deficit)..........    2,922,218        13,821     (226,200)    (253,201)    (209,460)
Total assets.......................    4,315,458       596,596      447,826      454,795      221,121
Long-term liabilities..............        6,734        28,647       92,215      113,017       35,229
Accumulated deficit................   (5,889,943)   (2,200,189)  (1,045,136)    (389,279)     (63,911)
Total stockholders' equity
  (deficit)........................    3,704,104       222,093      (27,836)     (72,279)     (46,911)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements, which are included elsewhere in this Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly under the heading "Risk Factors".

OVERVIEW

     Marex.com is a provider of e-commerce solutions for the marine industry. The Exchange, the first procurement tool that we developed, is an Internet based trading exchange for the marine industry. We began registering members for the Exchange in November 1998. The Exchange allows buyers to solicit quotes online from sellers for specific equipment, parts and supplies. Buyers are displayed the best prices available, which are updated on a real-time basis as bids are posted. Through the Exchange, we seek to provide a worldwide search capability to buyers for equipment, parts and supplies and create a lowest price forum for buyers to take advantage of spot market pricing of sellers' overstocked and available inventory. Sellers utilizing the Exchange will gain access to an expanded wholesale customer base and have greater opportunity to resell slow moving inventory.

     In addition to the Exchange, we are developing e-commerce solutions that will automate the procurement process of marine businesses. We expect our solutions to offer increased procurement efficiency and access to Internet distribution channels.

DISCONTINUED OPERATIONS

     On August 24, 1999, our Board of Directors approved a plan to discontinue the operations of its non-core business subsidiary, Sovereign Financial Information Services, Inc. ("Sovereign"), in order to focus its business towards its Internet-based services and products for the marine industry. Sovereign was engaged in the publishing of research reports, stock handbooks and global industry guides. Sovereign ceased operations on September 30, 1999. The estimated loss on the disposal of Sovereign was $40,000, consisting of a write-down of Sovereign assets totaling $28,000 and a provision of $12,000 for the estimated operating losses until the date of disposal. In 1999, our loss from discontinued operations was $100,000, compared to $827,000 in 1998. The decrease resulted from greater resources and efforts allocated towards our continuing operations in 1999.

     The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to our continuing operations and excludes the operations of Sovereign.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

  Revenues

     The Exchange generates revenues by charging a transaction fee for completed transactions. The fee is based on a sliding scale ranging from approximately 10% for smaller transactions to 4% for larger transactions. Revenues are recognized at the completion of a transaction. A transaction is considered completed when the buyer has received and approved the merchandise that was purchased through the Exchange, and we have remitted the purchase price, less the transaction fee, to the seller. For the year ended December 31, 1999, we recorded revenues of $7,000 generated from $194,000 of completed transactions through the Exchange. The Exchange, which was not operational until November 1998, did not generate any revenues in 1998.

  Product Development

     Product development expenses consist primarily of compensation for product development personnel, cost of outside contractors, amortization of software development costs, and other costs associated with the operations and enhancements of the website. Product development expenses increased to $1,132,000 for the year ended December 31, 1999, compared to $90,000 for the same period in 1998. The change related primarily to increases of $623,000 in personnel and personnel related costs, $114,000 in outside contractor costs, and $59,000 in depreciation and amortization. The balance was comprised of overhead and operating costs directly associated with the development and maintenance of the website. We expect product development expenses to continue to increase as we develop and enhance the functionality of the website.

  Selling and Marketing

     Selling and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, trade shows and related marketing costs. Selling and marketing expenses increased to $1,138,000 for the year ended December 31, 1999, compared to $167,000 for the same period in 1998. The change is primarily due to increases of $497,000 in personnel and personnel related costs, $297,000 in advertising and marketing costs, and $54,000 in professional fees. The balance was comprised of overhead and operating costs directly associated with selling and marketing activities. We expect selling and marketing expenses to continue to increase as we increase awareness about our company and improve our positioning within the market.

  General and Administrative

     General and administrative expenses consist primarily of compensation for administrative personnel, facilities expenses, professional fees, and general corporate expenses. General and administrative expenses increased to $1,385,000 for the year ended December 31, 1999, compared to $25,000 for the same period in 1998. The change related primarily to increases of $618,000 in personnel and personnel related costs, $276,000 in professional fees and $140,000 relating to the fair value of warrants issued to consultants. The balance was comprised of corporate charges directly associated with the administrative functions of our company. We expect general and administrative expenses to continue to increase as we add personnel and incur additional corporate expenses associated with the evolution of our business.

  Other Income and Expense

     We recorded $106,000 of interest income for the year ended December 31, 1999, as a result of our investments in marketable securities which were derived from the net proceeds of the private placements completed in 1999. Interest expense for the year ended December 31, 1999 was $7,000, compared to $45,000 in the prior year as a result of the decrease in our notes payable and loan from related party balances.

  Loss from Continuing Operations

     Our loss from continuing operations increased to $3,549,000 for the year ended December 31, 1999, from $328,000 in the prior year. The change resulted from the increase in costs, as described above, associated with the launch of the Exchange which was in the development stage until November 1998 and the development of other e-commerce products.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

  Revenues

     The Exchange, which was not operational until November of 1998, did not generate any revenues during 1998 and 1997.

  Product Development

     In 1998, we recorded $90,000 of product development expenses related primarily to personnel and personnel related costs. We did not incur any product development expenses in 1997.

  Selling and Marketing

     Selling and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, and related marketing costs. In 1998, we recorded selling and marketing expenses of $167,000 consisting primarily of $15,000 in personnel and personnel related costs and $141,000 in advertising and marketing costs. The balance was comprised of overhead and operating costs directly associated with selling and marketing activities. We did not incur any selling and marketing expenses in 1997.

  General and Administrative

     In 1998, we recorded general and administrative expenses of $25,000 consisting primarily of $15,000 in personnel and personnel related costs. The balance was comprised of corporate charges directly associated with the administrative functions of our company. We did not incur any general and administrative expenses in 1997.

  Other Income and Expense

     Interest expense during the year ended December 31, 1998 was $45,000, compared to $33,000 for the same period in 1997. The increase was primarily due to the balances outstanding during 1998 under the loan from related party. Other expense decreased from $23,000 in 1997, to $900 in 1998 as a result of decreased losses relating to trading securities.

  Loss from Continuing Operations

     Our loss from continuing operations was $328,000 during the year ended December 31, 1998, compared to $56,000 for the same period in 1997. The change resulted from the increase in costs, as described above, associated with the launch of the Exchange which was in the development stage until November 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through the private sale of Common Stock, short-term borrowings from banks, and borrowings from our Chief Executive Officer who is also President, Director and a shareholder.

     Net cash used in operating activities was $2.9 million in 1999, primarily as a result of a net loss from continuing operations of $3.5 million. The net loss was offset by an increase of $523,000 in accounts payable and accrued expenses and a charge of $140,000 to reflect the fair value of warrants issued to consultants.

     Net cash used in investing activities was $748,000 in 1999, primarily due to leasehold improvements relating to the new office, the purchase of computer and office equipment, and the purchase of furniture and fixtures.

     Net cash provided by financing activities was $6.9 million, which was primarily due to the issuance of Common Stock and borrowings. The issuance of Common Stock and borrowings was partially offset by payments of notes payable balances and amounts due to a related party.

     At December 31, 1999, our cash and cash equivalents totaled $3.4 million, while our working capital was $2.9 million. In comparison, as of December 31, 1998, cash and cash equivalents totaled $350,000, while our working capital was $14,000. The increase was primarily due to the issuance of $6.9 million of Common Stock during 1999. To date, our primary uses of cash have been in operating activities to fund the development and promotion of our e-commerce solutions.

     In March 2000, the Company entered into an agreement for the sale of 430,000 shares of Series A1 Convertible Preferred Stock ("Series A1 Preferred Stock") at $100 per share. The sale, consisting of two tranches, results in gross cash proceeds of $43 million. The first tranche, completed on March 3, 2000, consisted of 210,000 shares of Series A1 Preferred Stock amounting to cash proceeds of $21 million. The second $22 million tranche will close upon the earlier of 60 days following the date of the first issuance, or the date at which the Common Stock of the Company is listed on Nasdaq, assuming the satisfaction of certain conditions.

     We expect to experience significant growth in our operating expenses during the foreseeable future in order to execute our business plan. We anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. We believe that the net proceeds from our sale of Series A1 Preferred Stock will be sufficient to meet our working capital and operating resources requirements for at least the next year. In the event that our working capital and operating resources requirements during the next year exceed our cash proceeds from our sale of Series A1 Preferred Stock, we may not be able to raise additional capital on acceptable terms or at all.

RECENT PRONOUNCEMENT

     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. We will adopt SFAS No. 133 as required for our first quarterly filing of fiscal year 2001. We believe the adoption of this Statement will not have a material effect on our results of operations and financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                MAREX.COM, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   17

Independent Auditors' Report................................   18

Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   19

Consolidated Statements of Operations
  For the Years Ended December 31, 1999, 1998 and 1997......   20

Consolidated Statements of Shareholders' Equity
  For the Years Ended December 31, 1999, 1998 and 1997......   21

Consolidated Statements of Cash Flows
  For the Years Ended December 31, 1999, 1998 and 1997......   22

Notes to Consolidated Financial Statements..................   23

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Marex.com, Inc.:

     We have audited the accompanying consolidated balance sheet of Marex.com, Inc., (a Florida Corporation) and Subsidiary (formerly Affiliated Networks, Inc.) as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marex.com, Inc. and Subsidiary as of December 31, 1999 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States.

/s/ Arthur Andersen LLP

Miami, Florida,
  February 21, 2000 (except with respect
  to the matter discussed in Note 12, as to which the date is March 7, 2000).

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Marex.com, Inc. and Subsidiary, formerly
  Affiliated Networks, Inc. and Subsidiary
Miami, Florida

     We have audited the accompanying consolidated balance sheet of Marex.com, Inc. and Subsidiary, formerly Affiliated Networks, Inc. and Subsidiary, as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended December 31, 1998 and 1997. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marex.com, Inc. and Subsidiary, formerly Affiliated Networks, Inc. and Subsidiary, as of December 31, 1998 and the results of their operations, changes in their shareholders' equity, and their cash flows for the years ended in December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

/s/ McClain & Company, L.C.

Miami, Florida
January 18, 1999 except for Note 3,
as to which the date is February 21, 2000

                         MAREX.COM, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 3,434,036    $   350,042
  Prepaid expenses and other current assets.................       70,602             --
  Loan to shareholder.......................................       22,200             --
  Net current assets of discontinued operations.............           --          9,635
                                                              -----------    -----------
          Total current assets..............................    3,526,838        359,677
                                                              -----------    -----------
Property and equipment, net.................................      692,335         71,270
                                                              -----------    -----------
Other assets:
  Trademark, net............................................       23,021             --
  Software development costs, net...........................       71,668         89,954
  Deposits..................................................        1,596          1,596
  Net non-current assets of discontinued operations.........           --         74,099
                                                              -----------    -----------
          Total other assets................................       96,285        165,649
                                                              -----------    -----------
               Total assets.................................  $ 4,315,458    $   596,596
                                                              ===========    ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $        --    $   116,206
  Capital lease obligations.................................        6,845         11,296
  Accounts payable and accrued expenses.....................      534,552        106,307
  Customer deposits.........................................       63,223         76,297
  Due to related party......................................           --         35,750
                                                              -----------    -----------
          Total current liabilities.........................      604,620        345,856
                                                              -----------    -----------
Long-term liabilities:
  Notes payable, net of current portion.....................           --         23,521
  Capital lease obligations, net of current portion.........        6,734          5,126
                                                              -----------    -----------
          Total long-term liabilities.......................        6,734         28,647
                                                              -----------    -----------
               Total liabilities............................      611,354        374,503
                                                              -----------    -----------
Shareholders' equity:
  Preferred Stock, par value $.01 per share, 1,000,000
     shares authorized, none issued and outstanding.........           --             --
  Common Stock, par value $.01 per share,
     25,000,000 shares authorized, 6,396,806 and
     4,928,180 shares issued and outstanding as of December
     31, 1999 and December 31, 1998, respectively...........       63,968         49,282
  Additional paid-in capital................................    9,530,079      2,373,000
  Accumulated deficit.......................................   (5,889,943)    (2,200,189)
                                                              -----------    -----------
          Total shareholders' equity........................    3,704,104        222,093
                                                              -----------    -----------
               Total liabilities and shareholders' equity...  $ 4,315,458    $   596,596
                                                              ===========    ===========

                 See Notes to Consolidated Financial Statements

                         MAREX.COM, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                           -------------------------------------
                                                              1999          1998         1997
                                                           -----------   -----------   ---------
Revenues.................................................  $     7,277   $        --   $      --
                                                           -----------   -----------   ---------
Operating expenses:
     Product development.................................    1,132,179        89,952          --
     Selling and marketing...............................    1,137,554       166,699          --
     General and administrative..........................    1,385,027        24,799          --
                                                           -----------   -----------   ---------
          Total operating expenses.......................    3,654,760       281,450          --
                                                           -----------   -----------   ---------
Loss from operations.....................................   (3,647,483)     (281,450)         --
                                                           -----------   -----------   ---------
Other income (expense):
     Interest income.....................................      106,411            --          --
     Interest expense....................................       (6,909)      (45,208)    (32,800)
     Other...............................................       (1,406)         (912)    (23,213)
                                                           -----------   -----------   ---------
          Total other income (expense)...................       98,096       (46,120)    (56,013)
                                                           -----------   -----------   ---------
Loss from continuing operations..........................   (3,549,387)     (327,570)    (56,013)
                                                           -----------   -----------   ---------
Discontinued operations:
     Loss from discontinued operations...................     (100,167)     (827,483)   (599,844)
     Loss on disposal, including $11,869 for operating
       losses during the phase out period................      (40,200)           --          --
                                                           -----------   -----------   ---------
          Total discontinued operations..................     (140,367)     (827,483)   (599,844)
                                                           -----------   -----------   ---------
Net loss.................................................  $(3,689,754)  $(1,155,053)  $(655,857)
                                                           ===========   ===========   =========
Net loss per share, basic and diluted:
     Continuing operations...............................  $     (0.62)  $     (0.07)  $   (0.01)
     Discontinued operations.............................        (0.03)        (0.17)      (0.15)
                                                           -----------   -----------   ---------
     Net loss............................................  $     (0.65)  $     (0.24)  $   (0.16)
                                                           ===========   ===========   =========
Weighted average shares of Common Stock outstanding......    5,700,306     4,752,975   3,995,719
                                                           ===========   ===========   =========

                 See Notes to Consolidated Financial Statements

                         MAREX.COM, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            ADDITIONAL                     TOTAL
                                                  COMMON     PAID-IN     ACCUMULATED   SHAREHOLDERS'
                                                   STOCK     CAPITAL       DEFICIT        EQUITY
                                                  -------   ----------   -----------   -------------
BALANCE, DECEMBER 31, 1996......................  $39,000   $  278,000   $  (389,279)   $   (72,279)

Issuance of 360,200 shares of Common Stock......    3,602      696,698            --        700,300

Net loss........................................       --           --      (655,857)      (655,857)
                                                  -------   ----------   -----------    -----------
BALANCE, DECEMBER 31, 1997......................   42,602      974,698    (1,045,136)       (27,836)

Issuance of 668,000 shares of Common Stock......    6,680    1,398,302            --      1,404,982

Net loss........................................       --           --    (1,155,053)    (1,155,053)
                                                  -------   ----------   -----------    -----------
BALANCE, DECEMBER 31, 1998......................   49,282    2,373,000    (2,200,189)       222,093

Exercise of stock options.......................    3,466      135,534            --        139,000

Issuance of 1,122,047 shares of Common Stock....   11,220    6,881,245            --      6,892,465

Fair value of warrants issued to consultants....       --      140,300            --        140,300

Net loss........................................       --           --    (3,689,754)    (3,689,754)
                                                  -------   ----------   -----------    -----------
BALANCE, DECEMBER 31, 1999......................  $63,968   $9,530,079   $(5,889,943)   $ 3,704,104
                                                  =======   ==========   ===========    ===========

                 See Notes to Consolidated Financial Statements

                         MAREX.COM, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1999         1998        1997
                                                              -----------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss from continuing operations...........................  $(3,549,387)  $(327,570)  $(56,013)
  Adjustments to reconcile loss from continuing operations
     to net cash used in continuing operations
       Depreciation.........................................       71,006       2,594         --
       Amortization.........................................       27,765       1,482         --
       Fair value of warrants issued to consultants.........      140,300          --         --
       Loss on disposal of fixed assets.....................        1,406          --         --
       Increase in prepaid expenses and other current
          assets............................................      (70,602)         --         --
       Increase in accounts payable and accrued expenses....      522,614      11,937         --
       Decrease in customer deposits........................      (13,074)         --         --
       Decrease (increase) in trading securities............           --      34,875    (34,875)
                                                              -----------   ---------   --------
          Net cash used in operating activities.............   (2,869,972)   (276,682)   (90,888)
                                                              -----------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (693,477)    (36,906)    (6,811)
  Acquisition of trademark..................................      (32,500)         --         --
  Additions to software development costs...................           --      (8,158)   (83,278)
  (Increase) decrease in loan to shareholder................      (22,200)     61,038    (50,820)
                                                              -----------   ---------   --------
          Net cash (used in) provided by investing
            activities......................................     (748,177)     15,974   (140,909)
                                                              -----------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party borrowings....................      224,551     438,862     65,000
  Proceeds from exercise of stock options...................      139,000          --         --
  Principal payments on due to related party................     (260,301)   (403,112)   (65,000)
  Principal (payments) borrowings under notes payable.......     (139,727)    (76,112)    41,933
  Principal payments on capital lease obligations...........       (2,843)    (10,749)    (9,306)
  Proceeds from issuance of Common Stock....................    6,892,465   1,404,982    700,300
                                                              -----------   ---------   --------
          Net cash provided by financing activities.........    6,853,145   1,353,871    732,927
                                                              -----------   ---------   --------
Net cash provided by continuing operations..................    3,234,996   1,093,163    501,130

Net cash used in discontinued operations....................     (151,002)   (771,899)  (541,410)
                                                              -----------   ---------   --------
Net increase (decrease) in cash and cash equivalents........    3,083,994     321,264    (40,280)

CASH AND CASH EQUIVALENTS, beginning of year................      350,042      28,778     69,058
                                                              -----------   ---------   --------
CASH AND CASH EQUIVALENTS, end of year......................  $ 3,434,036   $ 350,042   $ 28,778
                                                              ===========   =========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for interest.................  $     5,988   $  45,200   $ 31,000
                                                              ===========   =========   ========

                 See Notes to Consolidated Financial Statements

                         MAREX.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION

     Marex.com (the "Company"), formerly known as Affiliated Networks, Inc., is a provider of business to business (B2B) e-commerce solutions for the marine industry. The Company has developed a comprehensive set of procurement solutions for the automation of business transactions on the Internet among suppliers, boat builders, boat repairers, and dealers/distributors. The Company's solutions offer its members a medium for efficient procurement of goods and access to Internet distribution channels.

     Marex.com was originally incorporated in Florida in September 1992 under the name of Florida Marine Management, Inc. In order to reflect the Company's focus on providing Internet-based e-commerce solutions for the marine industry, it changed its name on November 17, 1999 from Affiliated Networks, Inc. to Marex.com, Inc.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     Sovereign Financial Information Services, Inc. ("Sovereign"), a wholly owned subsidiary of Marex.com, Inc., ceased operations on September 30, 1999 and is reported as a discontinued operation in the accompanying consolidated financial statements (see Note 3).

     The accompanying consolidated financial statements include the accounts of Marex.com, Inc. and Sovereign. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or lease term as follows:

                                                                YEARS
                                                        ----------------------
Computer hardware and software........................            3
Office equipment and furniture........................            5
Leasehold improvements................................            5
Equipment held under capital leases...................     Life of Lease or
                                                        Estimated Useful Life,
                                                              if Shorter

SOFTWARE DEVELOPMENT COSTS

     The Company has capitalized certain costs associated with the development of the Exchange (the "Exchange"), the first of the Company's e-commerce procurement solutions. The Company was following the guidance promulgated by SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" until SOP 98-1, "Accounting for Software Developed for Internal Use", became effective on January 1, 1999. As prescribed by SFAS No. 86, all costs incurred to establish technological feasibility of a computer software product to be sold, leased, or otherwise marketed were expensed as incurred.

                         MAREX.COM, INC. AND SUBSIDIARY

     In January 1997, once technological feasibility was determined, the subsequent costs for coding and testing were capitalized until the software was available for general release to members in November of 1998.

     Amortization of the Exchange is computed using the straight-line method over the remaining estimated useful life of five years. Amortization expense was approximately $18,000 and $1,500 for the years ended December 31, 1999 and 1998, respectively.

TRADEMARK

     The cost of the trademark acquired is being amortized using the straight-line method over two years. Amortization of trademarks included in "Product Development" in the accompanying consolidated statement of operations commenced in 1999 and totaled approximately $9,000 for the year ended December 31, 1999.

LONG-LIVED ASSETS

     The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairment charges recorded in the year ended December 31, 1999.

INCOME TAXES

     The Company utilizes an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change in deferred tax assets and liabilities and the change in any valuation allowance during the year.

REVENUE RECOGNITION

     The Company generates revenues by charging a transaction fee for completed transactions. The fee is based on a sliding scale ranging from approximately 4% to 10% of the sales price. Revenues are recognized at the completion of a transaction. A transaction is considered completed when the buyer has received and approved the merchandise that was purchased through the Exchange, and the Company has remitted the purchase price, less the transaction fee, to the seller.

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

                         MAREX.COM, INC. AND SUBSIDIARY

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has made the pro forma disclosures required by SFAS No. 123 for each of the three years ended December 31, 1999 (see Note 11).

WARRANTS

     As required by SFAS No. 123, the Company accounts for warrants issued to non-employees not issued in conjunction with debt by amortizing the Black-Scholes value of such warrants over the vesting period. The Black-Scholes value of warrants issued in conjunction with debt is amortized over the life of the loan agreement as interest expense. In 1999, expense related to warrants was $140,300 and is included in "General and Administrative Expenses" in the accompanying consolidated statement of operations.

EARNINGS PER SHARE

     SFAS No. 128, "Earnings Per Share", requires two presentations of earnings per share--"basic" and "diluted". Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

     The following options and warrants to purchase shares of common stock were outstanding at the end of each year, but were not included in the computation of diluted earnings per share because the Company reported a net loss for all years presented and, therefore, the effect would be antidilutive:

                                            1999         1998         1997
                                         ----------   ----------   ----------
OPTIONS
Outstanding............................   2,416,000    1,911,000    1,932,000
Weighted average exercises.............  $     5.00   $     1.38   $     1.37

WARRANTS
Outstanding............................     436,971       33,000       33,000
Weighted average exercises.............  $     9.19   $     1.83   $     1.83

                         MAREX.COM, INC. AND SUBSIDIARY

     For the Company, earnings per share under SFAS No. 128 for each of the three years ended December 31, 1999 was the same as if it were computed in accordance with the prior rule due to the antidilutive nature of the potential common stock equivalents. See Note 11 for more information regarding options to purchase Common Stock.

COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. The Company had no comprehensive income items to report outside of its statements of operations for the years ended December 31, 1999, 1998 and 1997.

RECENT PRONOUNCEMENT

     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001. The Company believes the adoption of this Statement will not have a material effect on its results of operations and financial position.

NOTE 3 -- DISCONTINUED OPERATIONS

     On August 24, 1999, the Company's Board of Directors approved a plan to discontinue the operations of its non-core business subsidiary, Sovereign, in order to focus its business towards its Internet-based e-commerce solutions for the marine industry. Sovereign was engaged in the publishing of research reports, stock handbooks and global industry guides. Sovereign ceased operations on September 30, 1999. The estimated loss on the disposal of Sovereign is $40,200, consisting of a write-down of Sovereign assets totaling $28,331 and a provision of $11,869 for operating losses until the date of disposal.

     The accompanying consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows have been reclassified to report separately the discontinued operations in the prior periods. Selected results of the discontinued operations were as follows:

                                                1999        1998        1997
                                              ---------   ---------   ---------
Revenues....................................  $      --   $  90,227   $ 385,765
                                              =========   =========   =========
Gross profit................................         --      38,376     257,292
                                              =========   =========   =========
Selling, general and administrative.........    140,367     865,859     857,136
                                              =========   =========   =========
Net loss....................................  $(140,367)  $(827,483)  $(599,844)
                                              =========   =========   =========

                         MAREX.COM, INC. AND SUBSIDIARY

NOTE 4 -- PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following:

                                                             DECEMBER 31,
                                                       ------------------------
                                                         1999          1998
                                                       --------    ------------
Computer hardware and software.......................  $528,935      $69,913
Office equipment and furniture.......................   212,016       10,368
Leasehold improvements...............................    41,867           --
Equipment held under capital leases..................    25,033       60,800
                                                       --------      -------
                                                        807,851      141,081
Less accumulated depreciation and amortization.......  (115,516)     (69,811)
                                                       --------      -------
Property and equipment, net..........................  $692,335      $71,270
                                                       ========      =======

     Depreciation expense charged to operations for the years ended December 31, 1999, 1998 and 1997 was approximately $71,000, $3,000 and $0, respectively.

NOTE 5 -- NOTES PAYABLE

     At December 31, 1998, notes payable consisted of the following:

Note payable to bank, interest at 11.7%, payable in monthly
  installments including interest of $1,657 through December
  1999, secured by accounts receivable, equipment, and
  general intangibles of the Company, personally guaranteed
  by the Chief Executive Officer who is also President,
  Director and a shareholder................................  $  21,798
Note payable to bank, interest at prime plus 2.5%, payable
  in monthly installments of $1,388 plus interest through
  November 1999, secured by accounts receivable, equipment,
  and general intangibles of the Company, personally
  guaranteed by the Chief Executive Officer who is also
  President, Director and a shareholder.....................     16,667
$50,000 line of credit with bank, interest at prime plus
  3.0% payable monthly, principal due on demand, secured by
  accounts receivable, equipment, and general intangibles of the Company, personally guaranteed by the Chief Executive
  Officer who is also President, Director and a
  shareholder...............................................     50,000
$25,000 line of credit with finance company, interest at
  prime plus 6.75%, payable in minimum monthly installments
  of 2% of outstanding balance plus interest, cancelable at
  any time, personally guaranteed by the Chief Executive
  Officer who is also President, Director and a
  shareholder...............................................     24,955
Note payable to bank, interest at 12.5%, payable in monthly
  installments including interest of $1,677 through March
  2000, secured by accounts receivable, equipment and
  general intangibles of the Company, personally guaranteed
  by the Chief Executive Officer who is also President,
  Director and a shareholder................................     26,307
                                                              ---------
          Total.............................................    139,727
          Less current portion..............................   (116,206)
                                                              ---------
                                                              $  23,521
                                                              =========

                         MAREX.COM, INC. AND SUBSIDIARY

     Interest expense charged to operations on these notes payable was approximately $3,000, $21,000 and $27,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 6 -- CAPITAL LEASES

     The Company is the lessee of certain equipment under capital leases expiring in various years through the year 2004. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset and are included in property and equipment, net. The assets are depreciated over the lesser of their estimated useful lives or the term of the lease. Depreciation of assets under capital leases is included in depreciation expense.

     Minimum future lease payments under capital leases for the next five years and in the aggregate as of December 31, 1999 are as follows:

2000........................................................  $ 8,055
2001........................................................    2,316
2002........................................................    2,316
2003........................................................    2,316
2004........................................................      965
                                                              -------
Total minimum lease payments................................   15,968
Less amount representing interest...........................   (2,389)
                                                              -------
Present value of net minimum lease payment..................  $13,579
                                                              =======

     Interest rates on capitalized leases vary from 9.5% to 13% and are based on the Company's incremental borrowing rate. Interest expense for the years ended December 31, 1999, 1998 and 1997 was approximately $2,000, $4,000 and $6,000, respectively.

NOTE 7 -- CUSTOMER DEPOSITS

     Customer deposits primarily represent unearned fee income from Sovereign. As of December 31, 1999 and 1998, customer deposits totaled approximately $63,000 and $76,000, respectively.

NOTE 8 -- INCOME TAXES

     The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of the realization of the deferred tax assets.

     At December 31, 1999 and 1998, the significant components of the Company's deferred tax assets are as follows:

                                                          1999         1998
                                                       -----------   ---------
Allowance for doubtful accounts......................  $        --   $  50,155
Depreciation.........................................       12,344          --
Accrual to cash adjustment...........................       24,972      18,168
Other................................................       (9,529)         --
Net operating loss carryforwards.....................    2,209,411     763,550
                                                       -----------   ---------
Total................................................    2,237,198     831,873
Less valuation allowance.............................   (2,237,198)   (831,873)
                                                       -----------   ---------
                                                       $        --   $      --
                                                       ===========   =========

                         MAREX.COM, INC. AND SUBSIDIARY

     The provision for income taxes differs from the amount computed by applying the statutory federal and state income tax rates to income before income taxes. The sources and tax effects of the difference are as follows:

                                                   1999        1998       1997
                                                ----------   --------   --------
Expected tax benefit at 39.5%.................  $1,457,452   $456,246   $259,064
Non-deductible expenses.......................     (52,127)    (4,937)    (8,064)
Change in valuation allowance.................  (1,405,325)  (451,309)  (251,000)
                                                ----------   --------   --------
                                                $       --   $     --   $     --
                                                ==========   ========   ========

     As of December 31, 1999, the Company's net operating loss carryforwards for income tax purposes amounted to approximately $5,593,446 and expire at various dates from 2011 through 2019.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company leases its office space under an operating lease, which expires on June 30, 2004. Minimum future lease payments under operating leases for the next five years and in the aggregate as of December 31, 1999 are as follows:

2000........................................................  $  223,950
2001........................................................     225,848
2002........................................................     229,644
2003........................................................     233,440
2004........................................................     116,720
                                                              ----------
                                                              $1,029,602
                                                              ==========

     During the years ended December 31, 1999, 1998 and 1997, rental expense for all operating leases was approximately $84,000, $43,000 and $55,000, respectively.

Employment Agreement

     As of December 31, 1999, the Company had an employment agreement with its Chief Executive Officer. Future minimum payments under the employment agreement are as follows:

2000........................................................  $  160,000
2001........................................................     225,000
2002........................................................     265,000
2003........................................................     265,000
2004........................................................     265,000
                                                              ----------
                                                              $1,180,000
                                                              ==========

     The employment agreement became effective on January 1, 1999. For the year ended December 31, 1999, salary and bonus expense for the Chief Executive Officer totaled $295,000.

NOTE 10 -- RELATED PARTY TRANSACTIONS

     During the year ended December 31, 1997, certain shareholders paid $25,000 of professional services and commissions on behalf of the Company.

                         MAREX.COM, INC. AND SUBSIDIARY

     In July of 1999, the Company loaned the Chief Executive Officer, who is also the President, Director and a shareholder, $22,200. The loan matures in July of 2000 and bears interest at 1% over the prime rate. During 1999, interest income earned by the Company from this loan was approximately $900.

     The Chief Executive Officer, who is also the President, Director and a shareholder owns another company which made loans to the Company pursuant to a revolving loan agreement. The loan agreement specified interest at 2.5% over the prime rate, with principal due upon demand. The loan, which had a balance of $35,750 as of December 31, 1998, was paid during 1999. The Company incurred $2,000 and $19,000 of interest expense under the revolving loan agreement for the years ended December 31, 1999 and 1998, respectively.

NOTE 11 -- SHAREHOLDERS' EQUITY

     The Company effected a three-for-one stock split to stockholders of record as of the close of business on March 24, 1998. Share and per share amounts presented have been retroactively adjusted to reflect the stock split.

STOCK OPTION PLAN

     In January 1997, the Company approved a 1996 and 1997 Incentive Stock Option Plan (ISO). The 1996 and 1997 Incentive Stock Option Plans, as amended, provide options for 900,000 and 4,000,000 shares, respectively, to be purchased for the greater of $.33 or the fair market value on the date of grant. In general, options become exercisable over a four year period from the date of grant and expire 5 years after date of grant. Shares available for future option grants at December 31, 1999 totaled 2,112,000. As of December 31, 1999, the Company had granted options to purchase 3,170,000 shares of Common Stock to employees and directors of the Company. The following is a summary of stock option activity during the years ended December 31, 1999, 1998 and 1997:

                                                                 WEIGHTED AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                     ---------   ----------------
Outstanding at January 1, 1997.....................    420,000        $0.37
Granted............................................  1,680,000         1.57
Exercised..........................................         --           --
Canceled...........................................   (168,000)        0.87
                                                     ---------
Outstanding at December 31, 1997...................  1,932,000         1.37
Granted............................................         --           --
Exercised..........................................         --           --
Canceled...........................................    (21,000)        0.33
                                                     ---------
Outstanding at December 31, 1998...................  1,911,000         1.38
Granted............................................  1,070,000         9.65
Exercised..........................................   (372,000)        1.06
Canceled...........................................   (193,000)        2.57
                                                     ---------
Outstanding at December 31, 1999...................  2,416,000         5.00
                                                     =========

                         MAREX.COM, INC. AND SUBSIDIARY

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                       OUTSTANDING OPTIONS            VESTED OPTIONS
                                 --------------------------------   ------------------
                                             WEIGHTED
                                              AVERAGE    WEIGHTED             WEIGHTED
                                             REMAINING   AVERAGE              AVERAGE
 EXERCISE                                      LIFE      EXERCISE             EXERCISE
PRICE RANGE                       NUMBER      (YRS.)      PRICE     NUMBER     PRICE
-----------                      ---------   ---------   --------   -------   --------
$0.33-$0.37....................    711,000      2.0       $0.36     594,600    $0.36
$1.83..........................    510,000      2.1       $1.83     306,000    $1.83
$5.50-$11.16...................  1,195,000      4.2       $9.12     531,000    $9.29

     As permitted by SFAS No. 123, the Company accounts for options issued to employees under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Consequently, no compensation cost has been recognized on options issued to employees because the exercise price of such options was not less than the market value of the Common Stock on the date of grant.

     Had compensation cost for options issued to employees been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been the pro forma amounts shown in the following table:

                                              1999          1998         1997
                                           -----------   -----------   ---------
Net loss:
     As reported.........................  $(3,689,754)  $(1,155,053)  $(655,857)
     Pro forma...........................   (4,469,977)   (1,164,110)   (665,217)
Net loss per share, basic and diluted:
     As reported.........................  $     (0.65)  $     (0.24)  $   (0.16)
     Pro forma...........................        (0.78)        (0.24)      (0.17)

     The weighted average fair values of options at their grant date during 1999 and 1997, were $6.24 and $0.35, respectively. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

                                                         RISK-FREE               EXPECTED
GRANT                                                    INTEREST    EXPECTED      TERM
DATE                                       VOLATILITY      RATE      DIVIDENDS   (YEARS)
-----                                      -----------   ---------   ---------   --------
1997.....................................      --         6.25%          0%         4
1998 (*).................................      --            --         --         --
1999.....................................      80%        5.50%          0%         4

(*) No options were granted during 1998.

PREFERRED STOCK

     During 1998, the articles of incorporation of the Company were amended. The amendment authorized 1,000,000 shares of preferred stock of $.01 par value with preferences to be determined by the Board of Directors upon issuance. No preferred stock has been issued as of December 31, 1999. See Note 12 for information regarding the sale of preferred stock subsequent to December 31, 1999.

WARRANTS

     During 1997, the Company received two loans from entities owned or controlled by current shareholders in the amounts of $15,000 and $50,000, respectively. Effective July 28, 1997, the Company issued 6,000 warrants to these lenders as partial consideration for the loans. Each warrant is convertible into one share of

                         MAREX.COM, INC. AND SUBSIDIARY
the Company's Common Stock and is exercisable at $1.83 per share. The warrants expire 5 years from the effective date.

     The Company has issued warrants to consultants in consideration of having acted as agents for the Company's private placements. The Company issued warrants to purchase 353,971 and 27,000 shares of Common Stock to placement agents in 1999 and 1997, respectively. The weighted average exercise price of warrants issued to placement agents in 1999 and 1997 was $9.48 and $1.83, respectively. Each warrant was exercisable at the date of grant and expires 5 years from such date. The costs of warrants issued in conjunction with private placements were costs of raising capital and thus were deducted from additional paid in capital. The fair value of the warrants, which was determined in accordance with SFAS No. 123, offset the deductions to additional paid in capital.

     On October 27, 1999 the Company granted 50,000 warrants to a consultant as consideration for general corporate services. The warrants expire in October of 2002 and had a weighted average exercise price of $12.00. The Company used the Black-Scholes model to calculate the fair value of these warrants by using the following weighted average assumptions: Volatility, 80%; Risk-free Interest Rate, 5.80%; Expected Dividends, $0; and Expected Term, 2 years. Based on these assumptions, the computed fair value of warrants issued to consultants was $140,300 and is charged to expense in the accompanying Consolidated Statement of Operations.

     All warrants issued by the Company were outstanding at December 31, 1999. The following is a summary of warrant activity during the years ended December 31, 1999, 1998 and 1997:

                                                      NUMBER OF   WEIGHTED AVERAGE
                                                      WARRANTS     EXERCISE PRICE
                                                      ---------   ----------------
Outstanding at January 1, 1997......................        --         $  --
Issued..............................................    33,000          1.83
                                                       -------
Outstanding at December 31, 1997....................    33,000          1.83
Issued..............................................        --            --
                                                       -------
Outstanding at December 31, 1998....................    33,000          1.83
Issued..............................................   403,971          9.79
                                                       -------
Outstanding at December 31, 1999....................   436,971          9.19
                                                       =======

NOTE 12 -- SUBSEQUENT EVENTS

Sale of Preferred Stock

     In March 2000, the Company entered into an agreement for the sale of 430,000 shares of Series A1 Convertible Preferred Stock ("Series A1 Preferred Stock") at $100 per share. The sale, consisting of two tranches, results in gross cash proceeds of $43 million.

     Each share of the Series A1 Preferred Stock is convertible into 7.69 shares of Common Stock at the option of the holder at any time. Automatic conversion occurs upon either of the following: completion by the Company of a public offering which raises gross proceeds of at least $50 million, at an effective price per share to the public of at least $26.00 as adjusted for stock splits, stock dividends or other similar transactions; or, upon the event that the market price per share of Common Stock exceeds $26, subject to adjustments for stock splits, stock dividends, or other similar transactions, for a consecutive twenty day period following the one-year anniversary of the effective date of a registration statement of the issued Common Stock of the Company.

     The holders of the Series A1 Preferred Stock are entitled to a number of votes equal to a number of shares of Common Stock into which such Preferred Stock is convertible.

                         MAREX.COM, INC. AND SUBSIDIARY

     Upon declaration by the Board of Directors, holders of Series A1 Preferred Stock shall be entitled to receive dividends ratably in an amount per share equal to that which the holders would have been entitled had they converted their Series A1 Preferred Stock into shares of Common Stock.

     Upon any liquidation of the Company, holders of record of the Series A1 Preferred Stock shall be entitled to receive, out of the assets of the Company and before any distribution or payment is made upon any class of security of lesser rank, an amount per share equal to the lesser of $100 per share or the assets of the Company available for distribution to its stockholders, distributed ratably among holders of the outstanding Series A1 Preferred Stock.

     After the distribution to the holders of Series A1 Preferred Stock has been made, the remaining assets of the Company available for distribution to shareholders shall be distributed pro rata solely among the holders of Common Stock.

     Holders may redeem shares of Series A1 Preferred Stock in the event that the Company does not honor a conversion. In such a case, the redemption amount is equal to, at the option of the holder, the market value of the Common Stock that the shares of Series A1 Preferred Stock would otherwise have been convertible into or $100 per share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On August 24, 1999, we dismissed McClain & Company, L.C. ("McClain") as our independent public accountant and engaged Arthur Andersen LLP as our independent public accountant. Both of these decisions were approved by our Board of Directors and the audit committee of our Board of Directors.

     McClain's report on our financial statements for the three most recent fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, during our three most recent fiscal years and through August 24, 1999, there were no disagreements with McClain on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of McClain, would have caused McClain to make reference to the subject matter of the disagreement in connection with its report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) EXHIBITS

EXHIBITS                          DESCRIPTION OF DOCUMENT
--------                          -----------------------
3.1        --   Form of Amended and Restated Articles of Incorporation of
                the Company (1)
3.2        --   Form of Amended and Restated Bylaws of the Company (1)
3.3        --   Articles of Amendment to Amended and Restated Articles of
                Incorporation of Affiliated Networks, Inc. (4)
4.1        --   Form of Warrant (1)
4.2        --   Certificate of Designation for the Series A1 Convertible
                Preferred Stock, par value $.01 (4)
4.3        --   Securities Purchase Agreement among Marex.com, Inc. and
                Certain Purchasers, dated March 2, 2000 (4)
4.4        --   Registration Rights Agreement among Marex.com, Inc. and
                Certain Purchasers, dated March 2, 2000 (4)
10.1       --   1996 Incentive Stock Option Plan, as amended (1)
10.2       --   1997 Incentive Stock Option Plan, as amended (1)
10.3       --   Amended and Restated 1997 Stock Option Plan (3)
10.4       --   Revolving Note to DAS Consulting, Inc. (1)
10.5       --   Company's Office Lease, as amended (5)
10.6       --   Employment Agreement of David A. Schwedel (5)
21         --   Subsidiary of the Small Business Issuer (2)
27.1       --   Financial Data Schedule (5)

---------------

(1) Previously filed as an exhibit to the Company's Form 10-SB and Amendment No. 1 to Form 10-SB.
(2) Previously filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1998.
(3) Previously filed as part of the Company's Form DEFS14A filed on October 19, 1999.
(4) Previously filed as an exhibit to the Company's Form 8-K filed on March 8, 2000.
(5) Filed herewith.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed in the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MAREX.COM, INC.

                                          By:     /s/ DAVID A. SCHWEDEL
                                            ------------------------------------
                                                     David A. Schwedel
                                                  Chief Executive Officer
Date: March 23, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ DAVID A. SCHWEDEL                  Director, Chairman of the        March 23, 2000
-----------------------------------------------------  Board, President and Chief
                  David A. Schwedel                    Executive Officer

                  /s/ KENBIAN A. NG                    Chief Financial Officer          March 23, 2000
-----------------------------------------------------  (Principal Financial and
                    Kenbian A. Ng                      Accounting Officer)

                  /s/ DAN GALLAGHER                    Director                         March 23, 2000
-----------------------------------------------------
                    Dan Gallagher

                  /s/ GEORGE GLAZER                    Director                         March 23, 2000
-----------------------------------------------------
                    George Glazer

                /s/ ROGER A. TROMBINO                  Director                         March 23, 2000
-----------------------------------------------------
                  Roger A. Trombino