Form 10-Q
period 2000-03-31
MAREX COM INC
filed 2000-05-12
CIK 1034867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________________ TO _________________

                        COMMISSION FILE NUMBER: 000-25129


                                 MAREX.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Florida                                   65-0354269
       -------------------------------                    ----------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)


    2701 South Bayshore Drive, 5th Floor
             Miami, Florida                                     33133
  ----------------------------------------                   ----------
  (Address of principal executive offices)                   (Zip Code)



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 285-2003

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of May 8, 2000 was 6,423,806.

                                 MAREX.COM, INC.

                                TABLE OF CONTENTS


                                                                                       Page
                                                                                       ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of March 31, 2000
        and December 31, 1999 ...................................................       2

        Condensed Consolidated Statements of Operations for the three months
        ended March 31, 2000 and 1999 ...........................................       3

        Condensed Consolidated Statements of Cash Flows for the three months
        ended March 31, 2000 and 1999 ...........................................       4

        Notes to Condensed Consolidated Financial Statements ....................       5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ...................................................       8

Item 3. Quantitative and Qualitative Disclosures About Market Risk ..............      13

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings .......................................................      14

Item 2. Changes in Securities and Use of Proceeds ...............................      14

Item 3. Defaults Upon Senior Securities .........................................      14

Item 4. Submission of Matters to a Vote of Security Holders .....................      14

Item 5. Other Information .......................................................      14

Item 6. Exhibits and Reports on Form 8-K ........................................      15

        Signatures ..............................................................      16


                         MAREX.COM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    March 31,        December 31,
                                                                                      2000              1999
                                                                                  ------------       ------------
                                                                                  (unaudited)
                               ASSETS

Current assets:
    Cash and cash equivalents                                                     $ 20,328,909       $  3,434,036
    Prepaid expenses and other current assets                                          749,844             70,602
    Loan to shareholder                                                                     --             22,200
                                                                                  ------------       ------------
       Total current assets                                                         21,078,753          3,526,838
                                                                                  ------------       ------------

Property and equipment, net                                                          1,133,479            692,335
                                                                                  ------------       ------------

Other assets:
    Trademark, net                                                                      18,958             23,021
    Software development costs, net                                                  2,172,966             71,668
    Deposits                                                                            12,609              1,596
                                                                                  ------------       ------------
       Total other assets                                                            2,204,533             96,285
                                                                                  ------------       ------------

           Total assets                                                           $ 24,416,765       $  4,315,458
                                                                                  ============       ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Capital lease obligations                                                     $     17,184       $      6,845
    Accounts payable and accrued expenses                                            2,705,031            534,552
    Customer deposits                                                                   58,753             63,223
                                                                                  ------------       ------------
       Total current liabilities                                                     2,780,968            604,620
                                                                                  ------------       ------------

Long-term liabilities:
    Capital lease obligations, net of current portion                                   51,948              6,734
                                                                                  ------------       ------------

           Total liabilities                                                         2,832,916            611,354
                                                                                  ------------       ------------
Shareholders' equity:
    Preferred Stock, par value $.01 per share, 1,000,000
       shares authorized, 210,000 shares of Series A1
       Convertible Preferred Stock issued and outstanding
       as of March 31, 2000, none at December 31, 1999                              21,000,000                 --
    Common Stock, par value $.01 per share, 25,000,000 shares authorized,
       6,423,806 and 6,396,806 shares issued and outstanding as of March 31,
       2000 and December 31, 1999, respectively                                         64,238             63,968
    Additional paid-in capital                                                       9,518,118          9,530,079
    Accumulated deficit                                                             (8,998,507)        (5,889,943)
                                                                                  ------------       ------------
       Total shareholders' equity                                                   21,583,849          3,704,104
                                                                                  ------------       ------------

           Total liabilities and shareholders' equity                             $ 24,416,765       $  4,315,458
                                                                                  ============       ============




            See Notes to Condensed Consolidated Financial Statements

                         MAREX.COM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                  Three Months Ended
                                                      March 31,
                                             -----------       -----------
                                                 2000              1999
                                             -----------       -----------
Revenues                                     $     3,447       $       643
                                             -----------       -----------
Operating expenses:
    Product development                          737,684            75,081
    Selling and marketing                        929,565           212,810
    General and administrative                 1,043,860           245,006
    Stock-based compensation                     489,184                --
                                             -----------       -----------
       Total operating expenses                3,200,293           532,897
                                             -----------       -----------

Loss from operations                          (3,196,846)         (532,254)
                                             -----------       -----------
Other income (expense):
    Interest income                               90,671                79
    Interest expense                                (905)           (2,712)
    Other                                         (1,484)               --
                                             -----------       -----------
       Total other income (expense)               88,282            (2,633)
                                             -----------       -----------

Loss from continuing operations               (3,108,564)         (534,887)

Loss from discontinued operations                     --           (43,544)
                                             -----------       -----------

Net loss                                     $(3,108,564)      $  (578,431)
                                             ===========       ===========

Net loss per share, basic and diluted:
    Continuing operations                    $     (0.49)      $     (0.11)
    Discontinued operations                           --             (0.01)
                                             ===========       ===========
    Net loss                                 $     (0.49)      $     (0.12)
                                             ===========       ===========
Weighted average shares of Common Stock
    outstanding                                6,406,597         4,928,180
                                             ===========       ===========








            See Notes to Condensed Consolidated Financial Statements

                         MAREX.COM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Three Months
                                                                                 Ended
                                                                               March 31,
                                                                     -------------------------------
                                                                         2000               1999
                                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations                                  $ (3,108,564)      $   (534,887)
    Adjustments to reconcile loss from continuing operations to net cash used in continuing operations
         Depreciation                                                      59,395              7,043
         Amortization                                                       8,634              4,570
         Stock-based compensation                                         489,184                 --
         Loss on disposal of property and equipment                         1,484                 --
         Increase in prepaid expenses and other current assets           (679,242)              (410)
         Increase in accounts payable and accrued expenses              2,170,479            183,976
         Decrease in customer deposits                                     (4,470)            (9,560)
         Increase in other assets                                         (11,013)                --
                                                                     ------------       ------------

              Net cash used in operating activities                    (1,074,113)          (349,268)
                                                                     ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                  (438,011)           (15,012)
    Additions to software development costs                            (2,105,869)                --
    Decrease in loan to shareholder                                        22,200                 --
                                                                     ------------       ------------

              Net cash used in investing activities                    (2,521,680)           (15,012)
                                                                     ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on due to related party                                 --            (27,630)
    Proceeds from related party borrowings                                     --            189,551
    Principal payments on notes payable                                        --            (21,898)
    Principal payments on capital lease obligations                        (8,459)            (2,163)
    Proceeds from exercise of warrants                                     49,410                 --
    Proceeds from issuance of preferred stock                          20,449,715                 --
                                                                     ------------       ------------

              Net cash provided by financing activities                20,490,666            137,860
                                                                     ------------       ------------

Net cash provided by (used in) continuing operations                   16,894,873           (226,420)

Net cash used in discontinued operations                                       --           (120,749)
                                                                     ------------       ------------

Net increase (decrease) in cash and cash equivalents                   16,894,873           (347,169)

CASH AND CASH EQUIVALENTS, beginning of period                          3,434,036            350,042
                                                                     ------------       ------------

CASH AND CASH EQUIVALENTS, end of period                             $ 20,328,909       $      2,873
                                                                     ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

      Cash paid during each period for interest                      $        905       $      1,791
                                                                     ============       ============







            See Notes to Condensed Consolidated Financial Statements

                         MAREX.COM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements of Marex.com, Inc. and subsidiary (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for each period shown. The results of operations for the 2000 interim period presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The accounting policies followed for interim financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2) DISCONTINUED OPERATIONS

On August 24, 1999, the Company's Board of Directors approved a plan to discontinue the operations of its non-core business subsidiary, Sovereign Financial Information Services, Inc. ("Sovereign"), in order to focus its business towards its internet-based services and products for the marine industry. Sovereign was engaged in the publishing of research reports, stock handbooks and global industry guides. Sovereign ceased operations on September 30, 1999. Accordingly, Sovereign is reported as a discontinued operation in the accompanying unaudited condensed consolidated financial statements. The losses of Sovereign prior to August 24, 1999, are included in the unaudited condensed consolidated statements of operations under "Loss from discontinued operations."

(3) NET LOSS PER SHARE

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", requires two presentations of earnings per share--"basic" and "diluted". Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following options and warrants to purchase shares of common stock were outstanding at the end of each period, but were not included in the computation of diluted earnings per share because the Company reported a net loss for each of the quarters presented and, therefore, the effect would be antidilutive:

                                                      Three Months Ended
                                                             March 31,
                                                --------------------------------
                                                     2000               1999
                                                -------------      -------------
         OPTIONS
         Outstanding                               2,698,700          2,081,000
         Weighted average exercise prices      $        6.32      $        2.10

         WARRANTS
         Outstanding                                 409,971             33,000
         Weighted average exercise prices      $        9.68      $        1.83


(4) SOFTWARE DEVELOPMENT COSTS

Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,"("SOP 98-1") establishes the accounting for costs of software products developed or purchased for internal use, including when such costs of software products developed or purchased for internal use should be capitalized. In accordance with SOP 98-1, the Company has capitalized $2.1 million of software development associated with development of its e-commerce solutions in the three months ended March 31, 2000.

(5) ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related Interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. In March 2000, the Company granted options to a director at an exercise price below the quoted market price which resulted in total non-cash compensation of $2,382,000. During the three months ended March 31, 2000, compensation expense related to the vested portion of the stock options granted to the director totaled $489,000 and is included in the unaudited condensed consolidated statement of operations as "Stock-based compensation."

(6) INCOME TAXES

The Company did not record a benefit for income taxes due to the full valuation allowance that has been recorded given the uncertainty of the realization of its deferred income tax assets.

(7) PREFERRED STOCK

The Company has authorized 1,000,000 shares of preferred stock of $.01 par value with preferences to be determined by the Board of Directors. On March 2, 2000, the Board of Directors designated 430,000 shares as Series A1 Convertible Preferred Stock ("Series A1 Preferred Stock").

In March 2000, the Company received net proceeds of approximately $20.4 million in connection with the sale of 210,000 shares of Series A1 Preferred Stock at $100 per share. Subsequent to March 31, 2000, the Company completed the private placement through the sale of an additional 210,000 shares of Series A1 Preferred Stock at $100 per share. The total estimated net proceeds from the private placement were approximately $40.9 million.

Each share of the Series A1 Preferred Stock is convertible into 7.69 shares of Common Stock at the option of the holder at any time. Automatic conversion occurs upon either of the following: completion by the Company of a public offering which raises gross proceeds of at least $50 million, at an effective price per share to the public of at least $26.00 as adjusted for stock splits, stock dividends or other similar transactions; or, upon the event that the market price per share of the Company's Common Stock exceeds $26.00, subject to adjustments for stock splits, stock dividends, or other similar transactions, for a consecutive twenty day period following the one-year anniversary of the effective date of a registration statement covering the Common Stock underlying the Series A1 Preferred Stock. As of March 31, 2000, none of the Series A1 Preferred Stock had been converted into Common Stock.

The holders of the Series A1 Preferred Stock are entitled to the number of votes equal to the number of shares of Common Stock into which such Preferred Stock is convertible.

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

(8) RELATED PARTY TRANSACTIONS

In March 2000, the Company made a payment of $435,000 to a consultant, who is also a shareholder of the Company, for strategic business consulting. Under the arrangement, the consultant is obligated to provide consulting services to the Company through December 31, 2000. Consulting expense related to the agreement totaled $108,750 for the three months ended March 31, 2000 and is included in the accompanying unaudited condensed consolidated statement of operations as a component of "General and administrative" expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes to the condensed consolidated financial statements, which are included elsewhere in this Form 10-Q. It contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which relate to such matters as anticipated financial performance, business prospects, technological developments, and similar matters. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Factors include, but are not limited to, those discussed elsewhere in this report in the section entitled "Risk Factors" and the risks discussed in our other Securities and Exchange Commission filings.

OVERVIEW

Marex.com is a provider of e-commerce solutions for the marine industry. The Exchange, the first procurement tool that we developed, is an Internet-based trading exchange for the marine industry. We began registering members for the Exchange in November 1998. The Exchange allows buyers to solicit quotes online from sellers for specific equipment, parts and supplies. Buyers are displayed the best prices available, which are updated on a real-time basis as bids are posted. Through the Exchange, we seek to provide a worldwide search capability to buyers for equipment, parts and supplies and create a lowest price forum for buyers to take advantage of spot market pricing of sellers' overstocked and available inventory. Sellers utilizing the Exchange will gain access to an expanded wholesale customer base and have greater opportunity to resell slow moving inventory.

In addition to the Exchange, we are developing e-commerce solutions that will automate the procurement process of marine businesses. We expect our solutions to offer increased procurement efficiency and access to Internet distribution channels.

DISCONTINUED OPERATIONS

On August 24, 1999, our Board of Directors approved a plan to discontinue the operations of our non-core business subsidiary, Sovereign Financial Information Services, Inc. ("Sovereign"), in order to focus our business towards Internet-based services and products for the marine industry. Sovereign was engaged in the publishing of research reports, stock handbooks and global industry guides. Sovereign ceased operations on September 30, 1999. During the three months ended March 31, 1999, our loss from discontinued operations was $44,000. There was no loss from discontinued operations during the three months ended March 31, 2000.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to our continuing operations and excludes the operations of Sovereign.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         REVENUES

The Exchange generates revenues by charging a transaction fee for completed transactions. The fee is based on a sliding scale ranging from approximately 10% for smaller transactions to 4% for larger transactions. Revenues are recognized at the completion of a transaction. A transaction is considered completed when the buyer has received and approved the merchandise that was purchased through the Exchange, and we have remitted the purchase price, less the transaction fee, to the seller. For the three months ended March 31, 2000, we recorded revenues of $3,000 generated from $86,000 of completed transactions through the Exchange. For the same period in 1999, we recorded revenues of $600 generated from $16,000 of completed transactions through the Exchange. The increase resulted primarily from increased usage of the Exchange by our members.

         PRODUCT DEVELOPMENT

Product development expenses consist primarily of compensation for product development personnel, cost of outside contractors, amortization of software development costs, and other costs associated with the operations and enhancements of the website. Product development expenses increased to $738,000 for the three months ended March 31, 2000, compared to $75,000 for the same period in 1999. The change related primarily to increases of $384,000 in personnel and personnel related costs, and $136,000 in outside contractor costs. The balance was comprised of overhead and operating costs directly associated with the development and maintenance of the website. We expect product development expenses to continue to increase as we develop and enhance the functionality of the website.

         SELLING AND MARKETING

Selling and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, trade shows and related marketing costs. Selling and marketing expenses increased to $930,000 for the three months ended March 31, 2000, compared to $213,000 for the same period in 1999. The change is primarily due to increases of $233,000 in personnel and personnel related costs, and $287,000 in advertising and marketing costs. The balance was comprised of overhead and operating costs directly associated with selling and marketing activities. We expect selling and marketing expenses to continue to increase as we increase awareness about our company and improve our positioning within the market.

         GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation for administrative personnel, facilities expenses, professional fees, and general corporate expenses. General and administrative expenses increased to $1.0 million for the three months ended March 31, 2000, compared to $245,000 for the same period in 1999. The change related primarily to increases of $599,000 in personnel and personnel related costs, which includes a performance-based payment of $420,000 to the Chief Executive Officer, and to $123,000 in professional fees, which includes $109,000 for strategic business consulting services provided by a consultant who is also a shareholder. The balance was comprised of corporate charges directly associated with the administrative functions of our company. We expect general and administrative expenses to continue to increase as we add personnel and incur additional corporate expenses associated with the evolution of our business.

         STOCK-BASED COMPENSATION

For the three months ended March 31, 2000, we recorded non-cash compensation expense of $489,000 relating to stock options granted to a director. We did not incur any stock-based compensation expense in 1999.

         OTHER INCOME AND EXPENSE

We recorded $91,000 of interest income for the three months ended March 31, 2000, as a result of our investments in marketable securities which were derived from the net proceeds of the private placements completed in 1999 and March 2000. Interest expense for the three months ended March 31, 2000 was $900, compared to $3,000 in the three months ended March 31, 1999, as a result of the decrease in our notes payable and loan from related party balances.

         LOSS FROM CONTINUING OPERATIONS

Our loss from continuing operations increased to $3.1 million for the three months ended March 31, 2000, from $535,000 in the three months ended March 31, 1999. The change resulted from the increase in costs, as described above, associated with the launch of the Exchange which was in the development stage until November 1998 and the development of other e-commerce products.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through the private sales of Common Stock, Preferred Stock, short-term borrowings from banks, and borrowings from our Chief Executive Officer who is also President, Chairman of the Board of Directors and a shareholder.

Net cash used in operating activities was $1.1 million for the three months ended March 31, 2000, primarily as a result of a net loss from continuing operations of $3.1 million and an increase of $679,000 in prepaid expenses and other current assets. The net loss was offset by an increase of $2.2 million in accounts payable and accrued expenses and the non-cash stock-based compensation expense of $489,000.

Net cash used in investing activities was $2.5 million for the three months ended March 31, 2000, primarily due to $2.1 million of software development costs related to the development of our e-commerce solutions and $438,000 relating to leasehold improvements to the new office, the purchase of computer and office equipment, and the purchase of furniture and fixtures.

Net cash provided by financing activities was $20.5 million, which was primarily due to the sale of 210,000 shares of Series A1 Preferred Stock on March 3, 2000, resulting in net proceeds of $20.4 million. The sale was the first of two installments, which combined, resulted in gross cash proceeds of $42.0 million. The second installment, completed on May 3, 2000, resulted in estimated net proceeds of $20.4 million.

At March 31, 2000, cash and cash equivalents totaled $20.3 million, while our working capital was $18.3 million. In comparison, as of December 31, 1999, cash and cash equivalents totaled $3.4 million, while our working capital was $2.9 million. The increase was primarily due to the sale of Series A1 Preferred Stock during the three months ended March 31, 2000. To date, our primary uses of cash have been in operating activities to fund the development and promotion of our e-commerce solutions.

We expect to experience significant growth in our operating expenses during the foreseeable future. We anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. We believe that the net proceeds from our sale of Series A1 Preferred Stock will be sufficient to meet our working capital and operating resources requirements for at least the next twelve months. In the event that our working capital and operating resources requirements during the next twelve months exceed the cash proceeds from our sale of Series A1 Preferred Stock, we may not be able to raise additional capital on acceptable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. We will adopt SFAS No. 133 as required for our first quarterly filing in 2001. We believe the adoption of this Statement will not have a material effect on our results of operations and financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on accepted accounting principles generally accepted in the United States to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the second quarter of 2000. We do not expect the adoption of SAB 101 to have a material impact on our consolidated results of operations and financial position.

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY

Marex.com, Inc. was founded in 1992 but did not launch the Exchange until November 1998. Thus, we have a limited operating history on which to base an evaluation of our e-commerce business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as B2B e-commerce. Many of these risks are described in this "Risk Factors" section. There can be no assurance that we will be able to address these risks.

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

OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT

Due to our limited operating history, we believe that period-to-period comparisons of revenues and results of operations are not meaningful. The fluctuations in our operating results may fall below the expectations of investors and securities analysts. Our failure to meet these expectations will likely cause a significant decline in the market price of our stock.

THE BUSINESS TO BUSINESS ("B2B") E-COMMERCE MODEL IS NOT PROVEN

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

WE WILL REQUIRE ADDITIONAL CAPITAL FOR OPERATIONS

We currently anticipate that current available funds will be sufficient to meet anticipated needs for working capital and capital expenditures for at least the next 12 months. We will need to raise additional funds in the future in order to fund rapid expansion, to develop new or enhanced solutions and services, to respond to competitive pressures or to acquire complementary businesses, technologies or services.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any market risk sensitive instruments. As a result, this item is not applicable to the Company's consolidated balance sheet as of March 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in, or aware of, any material litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 2, 2000, the Board of Directors authorized 430,000 shares of Series A1 Preferred Stock. Each share of the Series A1 Preferred Stock is convertible into
7.69 shares of Common Stock at the option of the holder at any time. Automatic conversion occurs upon either of the following: our completion of a public offering which raises gross proceeds of at least $50 million, at an effective price per share to the public of at least $26.00 as adjusted for stock splits, stock dividends or other similar transactions; or, upon the event that the market price per share of our Common Stock exceeds $26.00, subject to adjustments for stock splits, stock dividends, or other similar transactions, for a consecutive twenty day period following the one-year anniversary of the effective date of a registration statement covering the Common Stock underlying the Series A1 Preferred Stock.

The holders of the Series A1 Preferred Stock are entitled to the number of votes equal to the number of shares of Common Stock into which such Preferred Stock is convertible.

Upon declaration by the Board of Directors, holders of Series A1 Preferred Stock shall be entitled to receive dividends ratably in an amount per share equal to that which the holders would have been entitled had they converted their Series A1 Preferred Stock into shares of Common Stock.

Upon any liquidation of our company, holders of record of the Series A1 Preferred Stock shall be entitled to receive, out of our assets and before any distribution or payment is made upon any class of security of lesser rank, an amount per share equal to the lesser of $100 per share or our remaining assets available for distribution to our stockholders, distributed ratably among holders of the outstanding Series A1 Preferred Stock.

After the distribution to the holders of Series A1 Preferred Stock has been made, our remaining assets available for distribution to shareholders shall be distributed pro rata solely among the holders of Common Stock.

Holders may redeem shares of Series A1 Preferred Stock in the event that we do not honor a conversion. In such a case, the redemption amount is equal to, at the option of the holder, the market value of the Common Stock that the shares of Series A1 Preferred Stock would otherwise have been convertible into or $100 per share.

We completed a $42 million private placement from the sale of Series A1 Preferred Stock. The sale consisted of two installments that occurred on March 2, 2000 and May 3, 2000. Through each installment, the Company sold 210,000 shares at $100 per share. After deducting the costs of the sale of Series A1 Preferred Stock, our estimated net proceeds were approximately $40.9 million. The net proceeds have been used for general corporate purposes, development of products and to expand our operations. Funds that have not been used have been primarily invested in marketable securities. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         EXHIBIT  DESCRIPTION OF DOCUMENT

         27.1     Financial Data Schedule

         (b) Reports on Form 8-K.

         On March 8, 2000, the Company filed a report on Form 8-K which announced the sale of the Series A1 Preferred Stock in a private placement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MAREX.COM, INC.



DATE: May 12, 2000            By: /s/ David A. Schwedel
                                  ----------------------------------------------
                                  David A. Schwedel
                                  Chairman of the Board of Directors, President and Chief Executive Officer



DATE: May 12, 2000            By: /s/ Kenbian A. Ng
                                  ----------------------------------------------
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)