Form 10-Q
period 2000-06-30
MAREX COM INC
filed 2000-08-14
CIK 1034867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________TO ___________.

                        COMMISSION FILE NUMBER: 000-25129

                                 MAREX.COM, INC.
             (Exact name of registrant as specified in its charter)

               FLORIDA                                     65-0354269
     -----------------------------                       -------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

 2701 SOUTH BAYSHORE DRIVE, 5TH FLOOR, MIAMI, FL               33133
 -----------------------------------------------               -----
   (Address of principal executive offices)                  (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 285-2003

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of August 10, 2000 was 6,850,281.

                                 MAREX.COM, INC.

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
                                        PART I - FINANCIAL INFORMATION
Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets as of June 30, 2000
                 and December 31, 1999........................................................                  2

                 Condensed Consolidated Statements of Operations for the three months
                 and six months ended June 30, 2000 and 1999..................................                  3

                 Condensed Consolidated Statements of Cash Flows for the six months
                 ended June 30, 2000 and 1999.................................................                  4

                 Notes to Condensed Consolidated Financial Statements.........................                  5

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations........................................................                  9

Item 3.          Quantitative and Qualitative Disclosures About Market Risk...................                 17

                                        PART II - OTHER INFORMATION

Item 1.          Legal Proceedings............................................................                 17

Item 2.          Changes in Securities and Use of Proceeds....................................                 17

Item 3.          Defaults Upon Senior Securities..............................................                 18

Item 4.          Submission of Matters to a Vote of Security Holders..........................                 18

Item 5.          Other Information............................................................                 18

Item 6.          Exhibits and Reports on Form 8-K.............................................                 19

                 Signatures...................................................................                 20

                         MAREX.COM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               JUNE 30,                DECEMBER 31,
                                                                                                 2000                      1999
                                                                                              ------------             ------------
                                                                                              (unaudited)
                               ASSETS
Current assets:
    Cash and cash equivalents                                                                 $ 35,700,759             $  3,434,036
    Prepaid expenses and other current assets                                                      876,773                   70,602
    Loan to shareholder                                                                                 --                   22,200
                                                                                              ------------             ------------
       Total current assets                                                                     36,577,532                3,526,838
                                                                                              ------------             ------------

Property and equipment, net                                                                      1,578,598                  692,335
                                                                                              ------------             ------------
Other assets:
    Trademark, net                                                                                  14,896                   23,021
    Software development costs, net                                                              2,688,826                   71,668
    Deposits                                                                                            --                    1,596
                                                                                              ------------             ------------
       Total other assets                                                                        2,703,722                   96,285
                                                                                              ------------             ------------

           Total assets                                                                       $ 40,859,852             $  4,315,458
                                                                                              ============             ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Capital lease obligations                                                                 $     19,508             $      6,845
    Accounts payable and accrued expenses                                                        4,128,860                  534,552
    Customer deposits                                                                               58,753                   63,223
                                                                                              ------------             ------------
       Total current liabilities                                                                 4,207,121                  604,620
                                                                                              ------------             ------------

Long-term liabilities:
    Capital lease obligations, net of current portion                                               53,113                    6,734
                                                                                              ------------             ------------
           Total liabilities                                                                     4,260,234                  611,354
                                                                                              ------------             ------------

Shareholders' equity:
    Preferred Stock, par value $.01 per share, 1,000,000
       shares authorized, 420,000 and 376,140 shares of
       Series A1 Convertible Preferred Stock issued and
       outstanding as of June 30, 2000, respectively, none
       issued at December 31, 1999                                                              37,614,021                       --
    Common Stock, par value $.01 per share, 25,000,000
       shares authorized, 6,761,189 and 6,396,806 shares
       issued and outstanding as of June 30, 2000 and
       December 31, 1999, respectively                                                              67,612                   63,968
    Additional paid-in capital                                                                  35,217,303                9,530,079
    Accumulated deficit                                                                        (36,299,318)              (5,889,943)
                                                                                              ------------             ------------
       Total shareholders' equity                                                               36,599,618                3,704,104
                                                                                              ------------             ------------

           Total liabilities and shareholders' equity                                         $ 40,859,852             $  4,315,458
                                                                                              ============             ============


            See Notes to Condensed Consolidated Financial Statements

                         MAREX.COM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                         JUNE 30,                              JUNE 30,
                                                           --------------------------------        --------------------------------
                                                               2000                1999                2000                1999
                                                           ------------        ------------        ------------        ------------
Revenues                                                   $      1,165        $      1,818        $      4,612        $      2,461
                                                           ------------        ------------        ------------        ------------

Operating expenses:
    Product development                                       2,427,018             114,653           3,164,702             189,734
    Selling and marketing                                     1,850,035             229,962           2,779,600             442,772
    General and administrative                                1,600,691             345,146           2,644,551             590,152
    Stock-based compensation                                    118,709                  --             607,893                  --
    Fair value of warrants                                   21,746,581                  --          21,746,581                  --
                                                           ------------        ------------        ------------        ------------

       Total operating expenses                              27,743,034             689,761          30,943,327           1,222,658
                                                           ------------        ------------        ------------        ------------

Loss from operations                                        (27,741,869)           (687,943)        (30,938,715)         (1,220,197)
                                                           ------------        ------------        ------------        ------------

Other income (expense):
    Interest income                                             444,703               9,931             535,374              10,010
    Interest expense                                             (1,922)             (3,341)             (2,827)             (6,053)
    Other                                                        (1,723)                 --              (3,207)                 --
                                                           ------------        ------------        ------------        ------------

       Total other income (expense)                             441,058               6,590             529,340               3,957
                                                           ------------        ------------        ------------        ------------

Loss from continuing operations                             (27,300,811)           (681,353)        (30,409,375)         (1,216,240)

Loss from discontinued operations                                    --             (39,050)                 --             (82,594)
                                                           ------------        ------------        ------------        ------------

Net loss                                                   $(27,300,811)       $   (720,403)       $(30,409,375)       $ (1,298,834)
                                                           ============        ============        ============        ============

Net loss per share, basic and diluted:
    Continuing operations                                  $      (4.21)       $      (0.13)       $      (4.72)       $      (0.24)
    Discontinued operations                                          --               (0.01)                 --               (0.02)
                                                           ------------        ------------        ------------        ------------
    Net loss                                               $      (4.21)       $      (0.14)       $      (4.72)       $      (0.26)
                                                           ============        ============        ============        ============

Weighted average shares of Common Stock
    outstanding                                               6,490,541           5,181,605           6,448,569           5,055,593
                                                           ============        ============        ============        ============


            See Notes to Condensed Consolidated Financial Statements

                         MAREX.COM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           SIX MONTHS
                                                                                                              ENDED
                                                                                                             JUNE 30,
                                                                                               ------------------------------------
                                                                                                   2000                    1999
                                                                                               ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations                                                            $(30,409,375)           $ (1,216,240)
    Adjustments to reconcile loss from continuing operations to net cash used in continuing operations
         Depreciation                                                                               159,585                  14,755
         Amortization                                                                               137,111                  10,496
         Stock-based compensation                                                                   607,893                      --
         Fair value of warrants                                                                  21,746,581                      --
         Loss on disposal of property and equipment                                                   3,207                      --
         Increase in prepaid expenses and other current assets                                     (806,171)               (134,903)
         Decrease in deposits                                                                         1,596                      --
         Increase in accounts payable and accrued expenses                                        3,594,308                 449,713
         Decrease in customer deposits                                                               (4,470)                 (9,560)
                                                                                               ------------            ------------

              Net cash used in operating activities                                              (4,969,735)               (885,739)
                                                                                               ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                            (976,565)                (40,851)
    Acquisition of trademark                                                                             --                 (32,500)
    Additions to software development costs                                                      (2,746,144)                     --
    Decrease in loan to shareholder                                                                  22,200                      --
                                                                                               ------------            ------------

              Net cash used in investing activities                                              (3,700,509)                (73,351)
                                                                                               ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on due to related party                                                           --                (260,301)
    Proceeds from related party borrowings                                                               --                 224,551
    Principal payments on notes payable                                                                  --                (139,727)
    Principal payments on capital lease obligations                                                 (13,448)                 (5,860)
    Proceeds from exercise of stock options and warrants                                             49,410                   3,000
    Proceeds from issuance of Common Stock                                                               --               5,679,470
    Proceeds from issuance of Preferred Stock                                                    40,901,005                      --
                                                                                               ------------            ------------

              Net cash provided by financing activities                                          40,936,967               5,501,133
                                                                                               ------------            ------------

Net cash provided by continuing operations                                                       32,266,723               4,542,043

Net cash used in discontinued operations                                                                 --                (133,001)
                                                                                               ------------            ------------

Net increase in cash and cash equivalents                                                        32,266,723               4,409,042

CASH AND CASH EQUIVALENTS, beginning of period                                                    3,434,036                 350,042
                                                                                               ------------            ------------

CASH AND CASH EQUIVALENTS, end of period                                                       $ 35,700,759            $  4,759,084
                                                                                               ============            ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Cash paid during each period for interest                                                  $      2,827            $      5,132
                                                                                               ============            ============


            See Notes to Condensed Consolidated Financial Statements

                         MAREX.COM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF FINANCIAL STATEMENT PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements of Marex.com, Inc. and subsidiary (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for each period shown. The results of operations for the 2000 interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000.

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

The following options and warrants to purchase shares of Common Stock were outstanding at the end of each period, but were not included in the computation of diluted earnings per share because the Company reported a net loss for each of the quarters presented and, therefore, the effect would be antidilutive:

                                                           June 30,
                                                --------------------------------
                                                     2000               1999
                                                -------------      -------------
OPTIONS
Outstanding                                         2,699,700          2,272,000
Weighted average exercise prices                $        6.52      $        2.80

WARRANTS
Outstanding                                         1,852,052            236,971
Weighted average exercise prices                $        3.57      $        9.36

(4) SOFTWARE DEVELOPMENT COSTS

Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,"("SOP 98-1") establishes the accounting for costs of software products developed or purchased for internal use, including when such costs of software products developed or purchased for internal use should be capitalized. In accordance with SOP 98-1, the Company has capitalized $2.7 million of software development costs associated with development of its e-commerce solutions during the six months ended June 30, 2000.

(5) ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related Interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. In March 2000, the Company granted options to a director at an exercise price below the quoted market price which resulted in total non-cash compensation of $2,382,000. During the three months and six months ended June 30, 2000, compensation expense related to the stock options granted to the director totaled $119,000 and $608,000, respectively, and is included in the unaudited condensed consolidated statements of operations as "Stock-based compensation."

(6) WARRANTS

On April 26, 2000, the Company entered into a Strategic Relationship Agreement (the "Strategic Relationship Agreement") with Genmar Holdings, Inc. ("Genmar"). The Strategic Relationship Agreement provides that Genmar will utilize the Company as its exclusive provider of an online procurement system. In connection with the Strategic Relationship Agreement, the Company entered into a warrant agreement (the "Warrant Agreement") pursuant to which the Company issued to Genmar warrants to purchase 1,442,081 shares of Common Stock upon execution of the Warrant Agreement. Each warrant was exercisable at the date of grant and has an exercise price of $1.83. Additional warrants to purchase 1,495,256 shares of Common Stock may be issued in the future dependent upon the occurrence of certain events.

As required by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for warrants issued to non-employees not issued in conjunction with debt by amortizing the Black-Scholes value of such warrants over the vesting period. The Black-Scholes value of the warrants issued was calculated using the following assumptions: Volatility, 80%; Risk-free Interest Rate, 6.42%; Expected Dividends, $0; and Expected Term, 3 years. Based on these assumptions, the computed fair value of the warrants issued on April 26, 2000 was $21.7 million, and is charged to expense in the accompanying unaudited condensed consolidated statements of operations.

(7) INCOME TAXES

The Company did not record a benefit for income taxes due to the full valuation allowance that has been recorded given the uncertainty of the realization of its deferred income tax assets.

(8) PREFERRED STOCK

The Company has authorized 1,000,000 shares of Preferred Stock of $.01 par value with preferences to be determined by the Board of Directors. On March 2, 2000, the Board of Directors designated 430,000 shares as Series A1 Convertible Preferred Stock ("Series A1 Preferred Stock").

In March 2000, the Company received net proceeds of $20.4 million in connection with the sale of 210,000 shares of Series A1 Preferred Stock at $100 per share. In May 2000, the Company completed the private placement through the sale of an additional 210,000 shares of Series A1 Preferred Stock at $100 per share. Total net proceeds from the private placement were $40.9 million.

Each share of the Series A1 Preferred Stock is convertible into 7.69 shares of Common Stock at the option of the holder at any time. Automatic conversion occurs upon either of the following: completion by the Company of a public offering which raises gross proceeds of at least $50 million, at an effective price per share to the public of at least $26.00 as adjusted for stock splits, stock dividends or other similar transactions; or, upon the event that the market price per share of the Company's Common Stock exceeds $26, subject to adjustments for stock splits, stock dividends, or other similar transactions, for a consecutive twenty day period following the one-year anniversary of the effective date of a registration statement covering the Common Stock underlying the Series A1 Preferred Stock.

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

(9) RELATED PARTY TRANSACTIONS

In March 2000, the Company made a payment of $435,000 to a consultant, who is also a shareholder of the Company, for strategic business consulting. Under the arrangement, the consultant is obligated to provide consulting services to the Company through December 31, 2000. Consulting expense related to the agreement totaled $109,000 and $218,000 for the three months and six months ended June 30, 2000, respectively, and is included in the accompanying unaudited condensed consolidated statements of operations as a component of "General and administrative" expenses.

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

OVERVIEW

Marex.com is a provider of e-commerce solutions for the marine industry. The Exchange ("Exchange"), the first procurement tool that we developed, was an Internet-based trading exchange for the marine industry. We began registering members for the Exchange in November 1998. The Exchange allowed buyers to solicit quotes online from sellers for specific equipment, parts and supplies. Buyers were displayed the best prices available, which were updated on a real-time basis as bids were posted. In April 2000, we launched Classifieds and Auctions ("Classifieds and Auctions"), an updated version of the Exchange which offers increased functionality. Through Classifieds and Auctions, buyers and sellers are able to choose between a fixed price listing environment ("Classifieds") and an auction environment ("Auctions"). Classifieds and Auctions provides a lowest price forum for buyers to take advantage of sellers' overstocked and available inventory. Sellers utilizing Classifieds and Auctions will gain access to an expanded wholesale customer base and have greater opportunity to resell slow moving inventory.

In addition to Classifieds and Auctions, we are developing e-commerce solutions that will automate the procurement process of marine businesses. We expect our solutions to offer increased procurement efficiency and access to Internet distribution channels.

DISCONTINUED OPERATIONS

On August 24, 1999, our Board of Directors approved a plan to discontinue the operations of our non-core business subsidiary, Sovereign Financial Information Services, Inc. ("Sovereign"), in order to focus our business towards Internet-based services and products for the marine industry. Sovereign was engaged in the publishing of research reports, stock handbooks and global industry guides. Sovereign ceased operations on September 30, 1999. During the three months and six months ended June 30, 1999, our loss from discontinued operations was $39,000 and $83,000, respectively. There was no loss from discontinued operations during the three months and six months ended June 30, 2000.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to our continuing operations and excludes the operations of Sovereign.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         REVENUES

Classifieds and Auctions generates revenues by charging listing and transaction fees. Listing fees, which generally range from $2.50 to $10.00 per transaction listing, are collected from members when a listing becomes active, and are recognized as revenue ratably over the listing period or when the products are sold, if earlier. Transaction fees ranging from 4% to 7% of the gross transaction price are collected from the seller and recognized as revenue upon the completion of a Classifieds or Auctions transaction. A Classifieds or Auctions transaction is considered completed when a buyer and seller have committed to a sale. For the three months ended June 30, 2000, we recorded revenues of $1,000 generated from $22,000 of completed transactions through Classifieds and Auctions. For the same period in 1999, we recorded revenues of $2,000 generated from $45,000 of completed transactions through the Exchange. The decrease resulted primarily from the introduction of Classifieds and Auctions and the time required for members to become accustomed to its pricing structure. We expect revenues to increase with the introduction of our e-commerce solutions that will automate the procurement process of marine businesses.

         PRODUCT DEVELOPMENT

Product development expenses consist primarily of compensation for product development personnel, cost of outside contractors, amortization of software development costs, and other costs associated with the operations and enhancements of the website. Product development expenses increased to $2.4 million for the three months ended June 30, 2000, compared to $115,000 for the same period in 1999. The change related primarily to increases of $780,000 in personnel and personnel related costs, and $985,000 in outside contractor costs. The balance was comprised of overhead and operating costs directly associated with the development and maintenance of the website and e-commerce products. We expect product development expenses to continue to increase as we develop and enhance the functionality of the website and e-commerce products.

         SELLING AND MARKETING

Selling and marketing expenses consist primarily of compensation for sales and marketing personnel, cost of outside contractors, advertising, trade shows and related marketing costs. Selling and marketing expenses increased to $1.9 million for the three months ended June 30, 2000, compared to $230,000 for the same period in 1999. The change is primarily due to increases of $369,000 in personnel and personnel related costs, $537,000 in advertising and marketing costs, and $132,000 in outside contractor costs. The balance was comprised of overhead and operating costs directly associated with selling and marketing activities. We expect selling and marketing expenses to continue to increase as we increase awareness about our company, improve our positioning within the market and launch new e-commerce products.

         GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation for administrative personnel, facilities expenses, professional fees, and general corporate expenses. General and administrative expenses increased to $1.6 million for the three months ended June 30, 2000, compared to $345,000 for the same period in 1999. The change related primarily to increases of $541,000 in personnel and personnel related costs, which includes a performance-based payment of $420,000 to the Chief Executive Officer, and $224,000 in professional fees, which includes $109,000 for strategic business consulting services provided by a consultant who is also a shareholder. The balance was comprised of corporate charges directly associated with the administrative functions of our company. We expect general and administrative expenses to continue to increase as we add personnel and incur additional corporate expenses associated with the evolution of our business.

         STOCK-BASED COMPENSATION

For the three months ended June 30, 2000, we recorded non-cash compensation expense of $119,000 relating to stock options granted to a director. We did not incur any stock-based compensation expense in 1999.

         FAIR VALUE OF WARRANTS

For the three months ended June 30, 2000, we recorded an expense of $21.7 million relating to the fair value of warrants issued in connection with a strategic relationship agreement. We did not incur any expense related to the fair value of warrants during the three months ended June 30, 1999.

         OTHER INCOME AND EXPENSE

We recorded $445,000 of interest income for the three months ended June 30, 2000, compared to $10,000 for the three months ended June 30, 1999. The increase was a result of higher balances of marketable securities derived from the net proceeds of our private placements. Interest expense for the three months ended June 30, 2000 was $2,000, compared to $3,000 for the three months ended June 30, 1999, as a result of the decrease in our notes payable and loan from related party balances.

         LOSS FROM CONTINUING OPERATIONS

Our loss from continuing operations increased to $27.3 million for the three months ended June 30, 2000, compared to $681,000 for the three months ended June 30, 1999. The change resulted from the increase in costs, as described above, associated with the launch of Classifieds and Auctions and the development of other e-commerce solutions.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         REVENUES

For the six months ended June 30, 2000, we recorded revenues of $5,000 generated from $108,000 of completed transactions through the Exchange and Classifieds and Auctions. For the same period in 1999, we recorded revenues of $2,000 generated from $61,000 of completed transactions through the Exchange. The increase resulted primarily from increased usage of the Exchange by our members during the three months ended March 31, 2000. We experienced a decrease in revenues during the three months ended June 30, 2000, resulting from the introduction of Classifieds and Auctions and the time required for members to become accustomed to its pricing structure. We expect revenues to increase with the introduction of our e-commerce solutions that will automate the procurement process of marine businesses.

         PRODUCT DEVELOPMENT

Product development expenses consist primarily of compensation for product development personnel, cost of outside contractors, amortization of software development costs, and other costs associated with the operations and enhancements of the website. Product development expenses increased to $3.2 million for the six months ended June 30, 2000, compared to $190,000 for the same period in 1999. The change related primarily to increases of $1.2 million in personnel and personnel related costs, and $1.1 million in outside contractor costs. The balance was comprised of overhead and operating costs directly associated with the development and maintenance of the website and e-commerce products. We expect product development expenses to continue to increase as we develop and enhance the functionality of the website and e-commerce products.

         SELLING AND MARKETING

Selling and marketing expenses consist primarily of compensation for sales and marketing personnel, cost of outside contractors, advertising, trade shows and related marketing costs. Selling and marketing expenses increased to $2.8 million for the six months ended June 30, 2000, compared to $443,000 for the same period in 1999. The change is primarily due to increases of $603,000 in personnel and personnel related costs, $845,000 in advertising and marketing costs, and $132,000 in outside contractor costs. The balance was comprised of overhead and operating costs directly associated with selling and marketing activities. We expect selling and marketing expenses to continue to increase as we increase awareness about our company, improve our positioning within the market and launch new e-commerce products.

         GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation for administrative personnel, facilities expenses, professional fees, and general corporate expenses. General and administrative expenses increased to $2.6 million for the six months ended June 30, 2000, compared to $590,000 for the same period in 1999. The change related primarily to increases of $1.1 million in personnel and personnel related costs, which includes a total of $840,000 in performance-based payments made to the Chief Executive Officer, and $347,000 in professional fees, which includes $218,000 for strategic business consulting services provided by a consultant who is also a shareholder. The balance was comprised of corporate charges directly associated with the administrative functions of our company. We expect general and administrative expenses to continue to increase as we add personnel and incur additional corporate expenses associated with the evolution of our business.

         STOCK-BASED COMPENSATION

For the six months ended June 30, 2000, we recorded non-cash compensation expense of $608,000 relating to options granted to a director. We did not incur any stock-based compensation expense in 1999.

         FAIR VALUE OF WARRANTS

For the six months ended June 30, 2000, we recorded an expense of $21.7 million relating to the fair value of warrants issued in connection with a strategic relationship agreement. We did not incur any expense related to the fair value of warrants during the six months ended June 30, 1999.

         OTHER INCOME AND EXPENSE

We recorded $535,000 of interest income for the six months ended June 30, 2000, compared to $10,000 for the six months ended June 30, 1999. The increase was a result of higher balances of marketable securities derived from the net proceeds of our private placements. Interest expense for the six months ended June 30, 2000 was $3,000, compared to $6,000 for the six months ended June 30, 1999, as a result of the decrease in our notes payable and loan from related party balances.

         LOSS FROM CONTINUING OPERATIONS

Our loss from continuing operations increased to $30.4 million for the six months ended June 30, 2000, from $1.2 million for the six months ended June 30, 1999. The change resulted from the increase in costs, as described above, associated with the launch of Classifieds and Auctions and the development of other e-commerce solutions.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through the private sales of Common Stock, Preferred Stock, short-term borrowings from banks, and borrowings from our Chief Executive Officer, who is also President, Chairman of the Board of Directors and a shareholder.

Net cash used in operating activities was $5.0 million for the six months ended June 30, 2000, primarily as a result of a net loss from continuing operations of $30.4 million and an increase of $806,000 in prepaid expenses and other current assets. The net loss was offset by an increase of $3.6 million in accounts payable and accrued expenses, a non-cash stock-based compensation charge of $608,000, and the non-cash expense of $21.7 million reflecting the fair value of warrants issued.

Net cash used in investing activities was $3.7 million for the six months ended June 30, 2000, primarily due to $2.7 million of software development costs related to the development of our e-commerce solutions and $977,000 relating to leasehold improvements to the new office, the purchase of computer and office equipment, and the purchase of furniture and fixtures.

Net cash provided by financing activities was $40.9 million for the six months ended June 30, 2000, which was primarily due to the sale of 420,000 shares of Series A1 Preferred Stock, resulting in net proceeds of $40.9 million.

At June 30, 2000, cash and cash equivalents totaled $35.7 million, while our working capital was $32.4 million. In comparison, as of December 31, 1999, cash and cash equivalents totaled $3.4 million, while our working capital was $2.9 million. The increase was primarily due to the sale of Series A1 Preferred Stock during the six months ended June 30, 2000. To date, our primary uses of cash have been in operating activities to fund the development and promotion of our e-commerce solutions.

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

RECENT ACCOUNTING PRONOUNCEMENT

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. We will adopt SFAS No. 133 as required for our first quarterly filing in 2001. We believe the adoption of this statement will not have a material effect on our consolidated results of operations and financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition issues in financial statements. We adopted SAB 101 as required in the second quarter of 2000. The adoption of SAB 101 did not have a material impact on our consolidated results of operations and financial position.

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY

Marex.com, Inc. was founded in 1992 but did not launch the Exchange until November 1998. Thus, we have a limited operating history on which to base an evaluation of our e-commerce business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as Business to Business ("B2B") e-commerce. Many of these risks are described in this "Risk Factors" section. There can be no assurance that we will be able to address these risks.

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

THE BUSINESS TO BUSINESS E-COMMERCE MODEL IS NOT PROVEN

Our B2B e-commerce model is based on the expansion of Classifieds and Auctions and the launch of our other procurement solutions for B2B e-commerce within the marine industry. This business model is new and not proven and depends upon our ability to, among other things: sell purchasing solutions to marine industry participants; achieve high rates of adoption by customers; and generate significant revenues from the use of our Internet-based solutions. We cannot be certain that the business model will be successful, that it can achieve or sustain revenue growth, or that it can generate any profits. The success of this business model will require, among other things, that we develop and market solutions with broad market acceptance by users and strategic partners. We cannot be certain that B2B e-commerce on the Internet, our e-commerce solution, or our services and brand in particular, will achieve broad market acceptance.

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

WE FACE INTENSE COMPETITION

We perceive competition to be intense and we expect it to increase significantly in the future. We face competition from other companies with e-commerce offerings as well as traditional suppliers and distributors of marine products and marine companies that have or may develop their own online solutions. In addition, providers of online marketplaces and online auction services that currently focus on other industries may expand their services to include marine products. Our competitors and potential competitors may develop superior Internet solutions that achieve greater market acceptance than the Marex solution. In addition, substantially all of our prospective customers have established long-standing relationships with some competitors and potential competitors. We cannot be certain that we can compete successfully against current and future competitors.

OUR SOLUTION AND SERVICES ARE NEW AND FACE RAPID TECHNOLOGICAL CHANGES

The Internet market for the Marex solution is characterized by rapid technological advances, evolving standards in the Internet and software markets, changes in customer requirements and frequent new product and service introductions and enhancements. As a result, we believe that our future success depends upon our ability to enhance current Internet-based solutions and services, to develop and introduce new solutions and services that will achieve market acceptance, and where necessary, to integrate Internet-based solutions with customers' systems. If we do not adequately respond to the need to develop and introduce new solutions or services, then our business will be negatively affected. Further, we may incur significant expense to integrate purchasing solutions with customers' systems and to maintain this integration as customers' systems evolve. Failure to provide this integration may delay or altogether dissuade the marine market or a particular customer from adopting our Internet-based solutions.

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

WE DEPEND ON KEY PERSONNEL

Our performance is substantially dependent on the performance of the executive officers and other key employees. Failure to successfully manage personnel requirements would have a negative effect on the business. We have experienced difficulty from time to time in hiring the personnel necessary to support the growth of our business, and we may experience similar difficulty in hiring and retaining personnel in the future. Competition for senior management, experienced sales and marketing personnel, software developers, and other employees is intense, and we cannot be certain that we will be successful in attracting and retaining personnel. The loss of the services of any executive officer or key employee could have a negative effect on the business. Failure to obtain or retain the services of necessary executive officers or key employees may not support existing or expanded operations, and may hinder our ability to take advantage of the market for e-commerce purchasing solutions to the marine industry.

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

SECURITY PROBLEMS MAY INHIBIT THE GROWTH OF INTERNET-BASED PURCHASING SOLUTIONS

A significant barrier to the adoption of e-commerce is the secure transmission of confidential information over public networks. Users generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet, and therefore inhibit the Marex solution as a means of conducting transactions. If there is a breach in our security system, we may be required to make significant expenditures to protect against security breaches and to alleviate problems caused by such breaches.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any market risk sensitive instruments. As a result, this item is not applicable to the Company's consolidated balance sheet as of June 30, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are currently not involved in, or aware of, any material litigation.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 2, 2000, the Board of Directors designated 430,000 shares of Preferred Stock as Series A1 Preferred Stock. Each share of the Series A1 Preferred Stock is convertible into 7.69 shares of Common Stock at the option of the holder at any time. Automatic conversion occurs upon either of the following: our completion of a public offering which raises gross proceeds of at least $50 million, at an effective price per share to the public of at least $26.00 as adjusted for stock splits, stock dividends or other similar transactions; or, upon the event that the market price per share of our Common Stock exceeds $26, subject to adjustments for stock splits, stock dividends, or other similar transactions, for a consecutive twenty day period following the one-year anniversary of the effective date of a registration statement covering the Common Stock underlying the Series A1 Preferred Stock.

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

We completed a $42 million private placement from the sale of Series A1 Preferred Stock. The sale consisted of two installments that occurred on March 2, 2000 and May 3, 2000. Through each installment, the Company sold 210,000 shares at $100 per share. After deducting the costs of the sale of Series A1 Preferred Stock, our estimated net proceeds were $40.9 million. The net proceeds have been used for general corporate purposes, development of products and to expand our operations. Funds that have not been used have been primarily invested in marketable securities. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 2000, the Company held an annual meeting in Miami, Florida. The matters voted upon and their results were as follows:

         PROPOSAL 1

To elect directors of the Company, each to serve until the 2001 Annual Meeting or until his successor has been duly elected and qualified.

All nominees were elected based on the following voting results:

                Director                             For                   Against                 Abstain
-----------------------------------------    --------------------    --------------------    --------------------
       David A. Schwedel                          5,664,410                   0                      555
       Daniel F. Gallagher                        5,664,440                   0                      525
       George Glazer                              5,664,440                   0                      525
       Robert C. Harris, Jr.                      5,664,440                   0                      525
       Roger Trombino                             5,664,440                   0                      525


         PROPOSAL 2

To ratify the appointment of Arthur Andersen LLP as independent certified public accountants of the Company for the year ending December 31, 2000.

Proposal 2 was approved based on the following voting results:

         For                     Against                 Abstain
-----------------------    --------------------    --------------------
      5,661,765                   2,750                    450

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBITS           DESCRIPTION OF DOCUMENT
--------           -----------------------
3.1            --  Form of Amended and Restated Articles of Incorporation of the Company (1)
3.2            --  Form of Amended and Restated Bylaws of the Company (1)
3.3            --  Articles of Amendment to Amended and Restated Articles of Incorporation
                   of Affiliated Networks, Inc. (4)
4.1            --  Certificate of Designation for the Series A1 Convertible Preferred Stock, par value
                   $.01 (4)
4.2            --  Securities Purchase Agreement among Marex.com, Inc. and Certain Purchasers, dated March 2, 2000
                   (4)
4.3            --  Registration Rights Agreement among Marex.com, Inc. and Certain Purchasers, dated
                   March 2, 2000 (4)
4.4            --  Warrant Agreement, dated April 26, 2000, between the Company and Genmar (5)
10.1           --  1996 Incentive Stock Option Plan, as amended (1)
10.2           --  1997 Incentive Stock Option Plan, as amended (1)
10.3           --  Amended and Restated 1997 Stock Option Plan (3)
10.4           --  Company's Office Lease, as amended (6)
10.5           --  Employment Agreement of David A. Schwedel (6)
21             --  Subsidiary of the Small Business Issuer (2)
27.1           --  Financial Data Schedule (7)

(1)      Previously filed as an exhibit to the Company's Form 10-SB and Amendment No. 1 to Form 10-SB.
(2)      Previously filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1998.
(3)      Previously filed as part of the Company's Form DEFS14A filed on October 19, 1999.
(4)      Previously filed as an exhibit to the Company's Form 8-K filed on March 8, 2000.
(5)      Previously filed as an exhibit to the Company's Form 8-K filed on April 27, 2000.
(6)      Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1999.
(7)      Filed herewith.


(b)      Reports on Form 8-K

         On April 27, 2000, the Company filed a report on Form 8-K for the Warrant Agreement between the Company and Genmar Holdings, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MAREX.COM, INC.

August 11, 2000                    BY: /s/ DAVID A. SCHWEDEL
                                   -------------------------
                                   David A. Schwedel
                                   Chairman of the Board of Directors, President
                                   and Chief Executive Officer


August 11, 2000                    BY: /s/ KENBIAN A. NG
                                   ---------------------
                                   Kenbian A. Ng
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)