Form 10-Q
period 2000-09-30
MAREX COM INC
filed 2000-11-14
CIK 1034867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO ___________________.

                        COMMISSION FILE NUMBER: 000-25129

                                 MAREX.COM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  FLORIDA                                     65-0354269
     -------------------------------                     ---------------------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

   2701 SOUTH BAYSHORE DRIVE, 5TH FLOOR
               MIAMI, FL                                      33133
-------------------------------------------                 ----------
 (Address of principal executive offices)                    (Zip Code)



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 285-2003

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of November 3, 2000 was 7,339,780.

                                 MAREX.COM, INC.

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
                                            PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets as of September 30, 2000
                 and December 31, 1999.............................................................             2

                 Condensed Consolidated Statements of Operations for the three months
                 and nine months ended September 30, 2000 and 1999.................................             3

                 Condensed Consolidated Statements of Cash Flows for the nine months
                 ended September 30, 2000 and 1999.................................................             4

                 Notes to Condensed Consolidated Financial Statements..............................             5

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.............................................................             9

Item 3.          Quantitative and Qualitative Disclosures About Market Risk........................            17

                                              PART II - OTHER INFORMATION

Item 1.          Legal Proceedings.................................................................            17

Item 2.          Changes in Securities and Use of Proceeds.........................................            17

Item 3.          Defaults Upon Senior Securities...................................................            18

Item 4.          Submission of Matters to a Vote of Security Holders...............................            18

Item 5.          Other Information.................................................................            18

Item 6.          Exhibits and Reports on Form 8-K..................................................            19

                 Signatures........................................................................            20


                         MAREX.COM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                                                      2000            1999
                                                                                                  ------------    ------------
                                                                                                   (unaudited)
                                        ASSETS
         Current assets:
             Cash and cash equivalents                                                            $ 27,296,083    $  3,434,036
             Accounts receivable                                                                         5,755              --
             Prepaid expenses and other current assets                                               1,152,955          70,602
             Loan to shareholder                                                                            --          22,200
                                                                                                  ------------    ------------
                Total current assets                                                                28,454,793       3,526,838
                                                                                                  ------------    ------------
         Property and equipment, net                                                                 2,114,796         692,335
                                                                                                  ------------    ------------
         Other assets:
             Trademark, net                                                                             10,833          23,021
             Software development costs, net                                                         6,530,459          71,668
             Deposits                                                                                   43,498           1,596
                                                                                                  ------------    ------------
                Total other assets                                                                   6,584,790          96,285
                                                                                                  ------------    ------------
                     Total assets                                                                 $ 37,154,379    $  4,315,458
                                                                                                  ============    ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
             Capital lease obligations                                                            $     93,978    $      6,845
             Accounts payable and accrued expenses                                                   6,044,480         534,552
             Customer deposits                                                                          58,753          63,223
                                                                                                  ------------    ------------
                Total current liabilities                                                            6,197,211         604,620

         Long-term liabilities:
             Capital lease obligations, net of current portion                                         174,458           6,734
                                                                                                  ------------    ------------
                    Total liabilities                                                                6,371,669         611,354
                                                                                                  ------------    ------------

         Shareholders' equity:
             Preferred Stock, par value $.01 per share, 1,000,000 shares authorized, 420,000 and 304,693 shares of Series A1
                Convertible Preferred Stock issued and outstanding as
                of September 30, 2000, respectively, none issued
                at December 31, 1999                                                                30,469,300              --
             Common Stock, par value $.01 per share,
                25,000,000 shares authorized, 7,337,080 and
                6,396,806 shares issued and outstanding as
                of September 30, 2000 and December 31, 1999, respectively                               73,371          63,968
             Additional paid-in capital                                                             42,574,753       9,530,079
             Accumulated deficit                                                                   (42,334,714)     (5,889,943)
                                                                                                  ------------    ------------
                Total shareholders' equity                                                          30,782,710       3,704,104
                                                                                                  ------------    ------------
                    Total liabilities and shareholders' equity                                    $ 37,154,379    $  4,315,458
                                                                                                  ============    ============




            See Notes to Condensed Consolidated Financial Statements

                         MAREX.COM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                                      -------------------------------       -------------------------------
                                                           2000               1999               2000               1999
                                                      ------------       ------------       ------------       ------------
         Revenues                                     $      6,856       $      2,112       $     11,468       $      4,573
                                                      ------------       ------------       ------------       ------------

         Operating expenses:
             Product development                         2,758,838            388,419          5,923,540            578,153
             Selling and marketing                       2,301,493            219,022          5,081,093            661,794
             General and administrative                  1,342,353            186,195          3,986,904            776,348
             Stock-based compensation                      120,013                 --            727,906                 --
             Fair value of warrants                             --                 --         21,746,581                 --
                                                      ------------       ------------       ------------       ------------
                Total operating expenses                 6,522,697            793,636         37,466,024          2,016,295
                                                      ------------       ------------       ------------       ------------
         Loss from operations                           (6,515,841)          (791,524)       (37,454,556)        (2,011,722)
                                                      ------------       ------------       ------------       ------------
         Other income (expense):
             Interest income                               486,246             51,834          1,021,620             61,844
             Interest expense                               (2,495)              (245)            (5,322)            (6,297)
             Other                                          (3,306)                --             (6,513)                --
                                                      ------------       ------------       ------------       ------------
                Total other income                         480,445             51,589          1,009,785             55,547
                                                      ------------       ------------       ------------       ------------
         Loss from continuing operations                (6,035,396)          (739,935)       (36,444,771)        (1,956,175)
                                                      ------------       ------------       ------------       ------------

         Discontinued operations:
             Loss from discontinued operations                  --            (17,573)                --           (100,167)
             Loss on disposal, including $11,869
                for operating losses during the
                phase out period                                --            (40,200)                --            (40,200)
                                                      ------------       ------------       ------------       ------------

                Total discontinued operations                   --            (57,773)                --           (140,367)
                                                      ------------       ------------       ------------       ------------
         Net loss                                     $ (6,035,396)      $   (797,708)      $(36,444,771)      $ (2,096,542)
                                                      ============       ============       ============       ============

         Net loss per share, basic and diluted:
             Continuing operations                    $      (0.87)      $      (0.12)      $      (5.51)      $      (0.36)
             Discontinued operations                            --              (0.01)                --              (0.02)
                                                      ------------       ------------       ------------       ------------
             Net loss                                 $      (0.87)      $      (0.13)      $      (5.51)      $      (0.38)
                                                      ============       ============       ============       ============
         Weighted average shares of Common Stock
            outstanding                                  6,951,011          6,308,931          6,617,272          5,477,963
                                                      ============       ============       ============       ============


            See Notes to Condensed Consolidated Financial Statements

                         MAREX.COM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        NINE MONTHS
                                                                                           ENDED
                                                                                       SEPTEMBER 30,
                                                                              -------------------------------
                                                                                   2000               1999
                                                                              ------------       ------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
             Loss from continuing operations                                  $(36,444,771)      $ (1,956,175)
             Adjustments to reconcile loss from continuing operations to net cash used in continuing operations
                  Depreciation                                                     305,288             29,693
                  Amortization                                                     489,013             19,131
                  Stock-based compensation                                         727,906                 --
                  Fair value of warrants                                        21,746,581                 --
                  Loss on disposal of property and equipment                         3,207                 --
                  Increase in accounts receivable                                   (5,755)                --
                  Increase in prepaid expenses and other current assets         (1,082,353)          (138,571)
                  Increase in deposits                                             (41,902)                --
                  Increase in accounts payable and accrued expenses              5,509,928            148,648
                  Decrease in customer deposits                                     (4,470)           (13,074)
                                                                              ------------       ------------
                       Net cash used in operating activities                    (8,797,328)        (1,910,348)
                                                                              ------------       ------------

         CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of property and equipment                                (1,455,462)          (298,775)
             Acquisition of trademark                                                   --            (32,500)
             Additions to software development costs                            (6,935,616)                --
             Decrease (increase) in loan to shareholder                             22,200            (22,200)
                                                                              ------------       ------------
                       Net cash used in investing activities                    (8,368,878)          (353,475)
                                                                              ------------       ------------

         CASH FLOWS FROM FINANCING ACTIVITIES:
             Principal payments on due to related party                                 --           (260,301)
             Proceeds from related party borrowings                                     --            224,551
             Principal payments on notes payable                                        --           (139,727)
             Principal payments on capital lease obligations                       (20,637)            (9,265)
             Proceeds from exercise of stock options and warrants                  147,885             48,250
             Proceeds from issuance of Common Stock                                     --          6,892,465
             Proceeds from issuance of Preferred Stock                          40,901,005                 --
                                                                              ------------       ------------
                       Net cash provided by financing activities                41,028,253          6,755,973
                                                                              ------------       ------------
         Net cash provided by continuing operations                             23,862,047          4,492,150

         Net cash used in discontinued operations                                       --           (151,002)
                                                                              ------------       ------------
         Net increase in cash and cash equivalents                              23,862,047          4,341,148

         CASH AND CASH EQUIVALENTS, beginning of period                          3,434,036            350,042
                                                                              ------------       ------------

         CASH AND CASH EQUIVALENTS, end of period                             $ 27,296,083       $  4,691,190
                                                                              ============       ============

         SUPPLEMENTAL DISCLOSURES OF CASH FLOW
             INFORMATION:
             Cash paid during each period for interest                        $      5,322       $      4,535
                                                                              ============       ============



            See Notes to Condensed Consolidated Financial Statements

                         MAREX.COM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements of Marex.com, Inc. and subsidiary (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for each period shown. The results of operations for the 2000 interim periods presented are not necessarily indicative of the results to be expected for the subsequent quarter or for the entire year ending December 31, 2000.

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

(2) DISCONTINUED OPERATIONS

On August 24, 1999, the Company's Board of Directors approved a plan to discontinue the operations of its non-core business subsidiary, Sovereign Financial Information Services, Inc. ("Sovereign"), in order to focus its business towards its Internet-based services and products for the marine industry. Sovereign was engaged in the publishing of research reports, stock handbooks and global industry guides. Sovereign ceased operations on September 30, 1999. Accordingly, Sovereign is reported as a discontinued operation in the accompanying unaudited condensed consolidated financial statements. The loss on the disposal of Sovereign was $40,200, consisting of a write-down of Sovereign assets totaling $28,331 and a provision of $11,869 for operating losses until the date of disposal. The losses of Sovereign prior to August 24, 1999, are included in the unaudited condensed consolidated statements of operations as "Loss from discontinued operations."

(3) NET LOSS PER SHARE

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," requires two presentations of earnings per share--"basic" and "diluted". Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following options and warrants to purchase shares of Common Stock were outstanding at the end of each period, but were not included in the computation of diluted earnings per share because the Company reported a net loss for each of the quarters presented and, therefore, the effect would be antidilutive:

                                                      September 30,
                                            --------------------------------
                                                 2000               1999
                                            -------------      -------------
         OPTIONS

         Outstanding                            2,764,150          2,511,500
         Weighted average exercise prices    $       6.87       $       3.95

         WARRANTS

         Outstanding                            1,852,052            386,971
         Weighted average exercise prices    $       3.57       $       8.83

In addition, the Company had 304,693 shares of Preferred Stock outstanding as of September 30, 2000 that were convertible into 2,343,792 shares of Common Stock.

(4) SOFTWARE DEVELOPMENT COSTS

Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,"("SOP 98-1") establishes the accounting for costs of software products developed or purchased for internal use, including when such costs of software products developed or purchased for internal use should be capitalized. In accordance with SOP 98-1, the Company has capitalized $6.9 million of software development costs associated with development of its e-commerce solutions during the nine months ended September 30, 2000.

(5) ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related Interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. In March 2000, the Company granted options to a director at an exercise price below the quoted market price which resulted in total non-cash compensation of $2,382,000. During the three months and nine months ended September 30, 2000, compensation expense related to the stock options granted to the director totaled $120,000 and $728,000, respectively, and is included in the unaudited condensed consolidated statements of operations as "Stock-based compensation."

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

(9) RELATED PARTY TRANSACTIONS

In March 2000, the Company made a payment of $435,000 to a consultant, who is also a shareholder of the Company, for strategic business consulting. Under the arrangement, the consultant is obligated to provide consulting services to the Company through December 31, 2000. Consulting expense related to the agreement totaled $109,000 and $326,000 for the three months and nine months ended September 30, 2000, respectively, and is included in the accompanying unaudited condensed consolidated statements of operations as a component of "General and administrative" expenses.

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

OVERVIEW

Marex.com is a provider of e-commerce solutions for the marine industry. The products that we currently have available to the marine industry include Classifieds and Auctions, MarExpress!, and MarexPO!. The Exchange, the first procurement tool that we developed, was an Internet-based trading exchange for the marine industry. The Exchange allowed buyers to solicit quotes online from sellers for specific equipment, parts and supplies. Buyers were displayed the best prices available, which were updated on a real-time basis as bids were posted. In April 2000, we launched Classifieds and Auctions, an updated version of the Exchange which offers increased functionality. Through Classifieds and Auctions, buyers and sellers are able to choose between a fixed price listing environment ("Classifieds") and an auction environment ("Auctions"). Classifieds and Auctions provides sellers the opportunity to dispose of their overstocked inventory and resell slow moving inventory. Since Classifieds and Auctions supplements our main products, MarExpress! and MarexPO!, the revenues generated from Classifieds & Auctions will not represent a significant portion of our future revenues. In June 2000, we launched MarExpress! and MarexPO!. MarExpress! provides boat builders and other marine industry buyers with a comprehensive and integrated e-procurement capability that enables them to buy new parts, supplies, components, and equipment through a web-based transaction system. Buyers can obtain product information, conduct e-procurement to support business workflows and controls, track orders, and complete product returns through a single, automated, online hub. MarexPO! is a comprehensive and integrated e-commerce capability for marine industry suppliers and distributors that provides worldwide exposure and enables them to sell new parts, supplies, components and equipment to marine businesses through a web-based transaction system. By utilizing a thorough registration and outfitting process for suppliers and buyers, the system recognizes the unique relationships between each buyer and supplier and only provides the supplier's product information and pricing that is appropriate for each buyer.

DISCONTINUED OPERATIONS

On August 24, 1999, our Board of Directors approved a plan to discontinue the operations of our non-core business subsidiary, Sovereign Financial Information Services, Inc. ("Sovereign"), in order to focus our business towards Internet-based services and products for the marine industry. Sovereign was engaged in the publishing of research reports, stock handbooks and global industry guides. Sovereign ceased operations on September 30, 1999. The estimated loss on the disposal of Sovereign was $40,000, consisting of a write-down of Sovereign assets totaling $28,000 and a provision of $12,000 for the operating losses until the date of disposal. During the three months and nine months ended September 30, 1999, our loss from discontinued operations was $18,000 and $100,000, respectively. There was no loss from discontinued operations during the three months and nine months ended September 30, 2000. The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to our continuing operations and excludes the operations of Sovereign.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         REVENUES

For the three months ended September 30, 2000, we recorded revenues of $7,000, compared to $2,000 during the same period in 1999. The increase was due to the launch of MarExpress! and MarexPO! in June 2000.

MarExpress! and MarexPO! generate revenues by charging a transaction fee which is based on the gross transaction price. The transaction fee is recognized as revenue when our customers' right to receive a refund for the transaction fee expires. For the three months ended September 30, 2000, we recorded revenues of $6,000 generated from $323,000 of transactions. As of September 30, 2000, products ordered through MarexPO! and MarExpress!, for which revenue had not yet been recognized, totaled $675,000. MarExpress! and MarexPO! were not launched until June 2000, therefore no revenue was recognized from these products during 1999.

In the future, we expect revenues from MarExpress! and MarexPO! to increase as a result of the increase in the number of customers online and the increased use of the system by our existing customers. As of September 30, 2000, we had entered into agreements with 29 boat builders and 75 suppliers. Combined, the aforementioned boat builders generate over $1 billion in annual sales. We expect to increase our average transaction fee as we phase out of our initial promotional period.

Classifieds and Auctions generates revenues by charging listing and transaction fees. Listing fees, which generally range from $2.50 to $10.00 per transaction listing, are collected from members when a listing becomes active, and are recognized as revenue ratably over the listing period or when the products are sold, if earlier. Transaction fees ranging from 4% to 7% of the gross transaction price are collected from the seller and recognized as revenue upon the completion of a Classifieds and Auctions transaction. A Classifieds and Auctions transaction is considered completed when a buyer and seller have committed to a sale. For the three months ended September 30, 2000, we recorded revenues of $900 generated from $6,000 of completed transactions through Classifieds and Auctions. For the same period in 1999, we recorded revenues of $2,000 generated from $68,000 of completed transactions through the Exchange. The decrease resulted primarily from the change to the Classifieds and Auctions pricing structure.

         PRODUCT DEVELOPMENT

Product development expenses consist primarily of compensation for product development personnel, cost of outside contractors, amortization of software development costs, and other costs associated with the operations and enhancements of the website. Product development expenses increased to $2.8 million for the three months ended September 30, 2000, compared to $388,000 for the same period in 1999. The change related primarily to increases of $860,000 in personnel and personnel related costs, $523,000 in outside contractor costs, and $328,000 in amortization of software development costs. The balance was comprised of overhead and operating costs directly associated with the development and maintenance of the website and e-commerce products.

         SELLING AND MARKETING

Selling and marketing expenses consist primarily of compensation for sales and marketing personnel, cost of outside contractors, advertising, trade shows, and related marketing costs. Selling and marketing expenses increased to $2.3 million for the three months ended September 30, 2000, compared to $219,000 for the same period in 1999. The change is primarily due to increases of $646,000 in personnel and personnel related costs, $364,000 in advertising and marketing costs, and $414,000 in outside contractor costs. The balance was comprised of overhead and operating costs directly associated with selling and marketing activities.

         GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation for administrative personnel, facilities expenses, professional fees, and general corporate expenses. General and administrative expenses increased to $1.3 million for the three months ended September 30, 2000, compared to $186,000 for the same period in 1999. The change related primarily to increases of $353,000 in personnel and personnel related costs and $386,000 in professional fees, which includes $109,000 for strategic business consulting services provided by a consultant who is also a shareholder. The balance was comprised of corporate charges directly associated with the administrative functions of our company.

         STOCK-BASED COMPENSATION

For the three months ended September 30, 2000, we recorded non-cash compensation expense of $120,000 relating to stock options granted to a director. We did not incur any stock-based compensation expense in 1999.

         OTHER INCOME AND EXPENSE

We recorded $486,000 of interest income for the three months ended September 30, 2000, compared to $52,000 for the three months ended September 30, 1999. The increase was a result of higher balances of marketable securities derived from the net proceeds of our private placements. Interest expense for the three months ended September 30, 2000 was $2,000, compared to $200 for the three months ended September 30, 1999, as a result of increased capital lease obligations.

         LOSS FROM CONTINUING OPERATIONS

Our loss from continuing operations increased to $6.0 million for the three months ended September 30, 2000, compared to $740,000 for the three months ended September 30, 1999. The change resulted from the increase in costs, as described above, associated with the development and launch of our products.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         REVENUES

For the nine months ended September 30, 2000, we recorded revenues of $11,000, compared to $5,000 during the same period in 1999. The increase was primarily due to the launch of MarExpress! and MarexPO! in June 2000.

For the nine months ended September 30, 2000, we recorded revenues of $6,000 generated from $323,000 of transactions through MarExpress! and MarexPO!. As of September 30, 2000, products ordered through MarExpress! and MarexPO!, for which revenue had not yet been recognized, totaled $675,000. MarExpress! and MarexPO! were not launched until June 2000, therefore no revenue was recognized from these products during 1999. In the future, we expect revenues from MarExpress! and MarexPO! to increase as a result of the increase in the number of customers online and the increased use of the system by our existing customers.

For the nine months ended September 30, 2000, we recorded revenues of $6,000 generated from $114,000 of completed transactions through the Exchange and Classifieds and Auctions. For the same period in 1999, we recorded revenues of $5,000 generated from $128,000 of completed transactions through the

Exchange. The increase resulted primarily from the increased use of the Exchange by our customers during the first quarter of 2000. We experienced a decrease in revenues during the second and third quarters of 2000 resulting from the change to the Classifieds and Auctions pricing structure.

         PRODUCT DEVELOPMENT

Product development expenses consist primarily of compensation for product development personnel, cost of outside contractors, amortization of software development costs, and other costs associated with the operations and enhancements of the website. Product development expenses increased to $5.9 million for the nine months ended September 30, 2000, compared to $578,000 for the same period in 1999. The change related primarily to increases of $2.1 million in personnel and personnel related costs, $1.6 million in outside contractor costs and $412,000 in amortization of software development costs. The balance was comprised of overhead and operating costs directly associated with the development and maintenance of the website and e-commerce products.

         SELLING AND MARKETING

Selling and marketing expenses consist primarily of compensation for sales and marketing personnel, cost of outside contractors, advertising, trade shows and related marketing costs. Selling and marketing expenses increased to $5.1 million for the nine months ended September 30, 2000, compared to $662,000 for the same period in 1999. The change is primarily due to increases of $1.3 million in personnel and personnel related costs, $1.2 million in advertising and marketing costs, and $687,000 in outside contractor costs. The balance was comprised of overhead and operating costs directly associated with selling and marketing activities.

         GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation for administrative personnel, facilities expenses, professional fees, and general corporate expenses. General and administrative expenses increased to $4.0 million for the nine months ended September 30, 2000, compared to $776,000 for the same period in 1999. The change related primarily to increases of $1.5 million in personnel and personnel related costs, which include a total of $840,000 in performance-based payments made to the Chief Executive Officer, and $899,000 in professional fees, which include $326,000 for strategic business consulting services provided by a consultant who is also a shareholder. The balance was comprised of corporate charges directly associated with the administrative functions of our company.

         STOCK-BASED COMPENSATION

For the nine months ended September 30, 2000, we recorded non-cash compensation expense of $728,000 relating to options granted to a director. We did not incur any stock-based compensation expense in 1999.

         FAIR VALUE OF WARRANTS

For the nine months ended September 30, 2000, we recorded an expense of $21.7 million relating to the fair value of warrants issued in connection with a strategic relationship agreement. We did not incur any expense related to the fair value of warrants during the nine months ended September 30, 1999.

         OTHER INCOME AND EXPENSE

We recorded $1.0 million of interest income for the nine months ended September 30, 2000, compared to $62,000 for the nine months ended September 30, 1999. The increase was a result of higher balances of marketable securities derived from the net proceeds of our private placements. Interest expense for the nine months ended September 30, 2000 was $5,000, compared to $6,000 for the nine months ended

September 30, 1999. The decrease was primarily due to the decrease in our notes payable and loan from related party balances and was partially offset by the increase in capital lease obligations.

         LOSS FROM CONTINUING OPERATIONS

Our loss from continuing operations increased to $36.4 million for the nine months ended September 30, 2000, from $2.0 million for the nine months ended September 30, 1999. The change resulted from the increase in costs, as described above, associated with the development and launch of our products and the charges relating to the stock based compensation and fair value of warrants.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through the private sales of Common Stock, Preferred Stock, short-term borrowings from banks, and borrowings from our Chief Executive Officer, who is also President, Chairman of the Board of Directors and a shareholder.

Net cash used in operating activities was $8.8 million for the nine months ended September 30, 2000, primarily as a result of a net loss from continuing operations of $36.4 million and an increase of $1.1 million in prepaid expenses and other current assets. The net loss was offset by an increase of $5.5 million in accounts payable and accrued expenses, a non-cash stock-based compensation charge of $728,000, and the non-cash expense of $21.7 million reflecting the fair value of warrants issued.

Net cash used in investing activities was $8.4 million for the nine months ended September 30, 2000, primarily due to $6.9 million of software development costs related to the development of our e-commerce solutions and $1.5 million relating to leasehold improvements to the new office, the purchase of computer and office equipment, and the purchase of furniture and fixtures.

Net cash provided by financing activities was $41.0 million for the nine months ended September 30, 2000, which was primarily due to the sale of 420,000 shares of Series A1 Preferred Stock, resulting in net proceeds of $40.9 million.

At September 30, 2000, cash and cash equivalents totaled $27.3 million, while our working capital was $22.3 million. In comparison, as of December 31, 1999, cash and cash equivalents totaled $3.4 million, while our working capital was $2.9 million. The increase was primarily due to the sale of Series A1 Preferred Stock in 2000. To date, our primary uses of cash have been in operating activities to fund the development and promotion of our e-commerce solutions.

We expect to continue or increase our operating expenses during the foreseeable future. We anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. We believe that the net proceeds from our sale of Series A1 Preferred Stock will be sufficient to meet our working capital and operating resources requirements for at least the next twelve months. In the event that our working capital and operating resources requirements during the next twelve months exceed the cash proceeds from our sale of Series A1 Preferred Stock, we may not be able to raise additional capital on acceptable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. We will adopt SFAS No. 133 as required for our first quarterly filing in 2001. We believe the adoption of this statement will not have a material effect on our consolidated results of operations and financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition issues in financial statements. We adopted SAB 101 in the second quarter of 2000. The adoption of SAB 101 did not have a material impact on our consolidated results of operations and financial position.

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY

Marex.com, Inc. was founded in 1992 but did not launch the Exchange until November 1998 and Classifieds and Auctions, MarExpress!, and MarexPO! until the current year. Thus, we have a limited operating history on which to base an evaluation of our e-commerce business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as Business to Business ("B2B") e-commerce. Many of these risks are described in this "Risk Factors" section. There can be no assurance that we will be able to address these risks.

WE HAVE A HISTORY OF LOSSES

We have incurred losses from operations in each period since our inception. We expect to incur substantial operating losses and have continued negative cash flows from operations for the foreseeable future. We expect to continue, or increase, our spending on sales and marketing, product development, and general and administrative expenses. In addition, we have no material revenues to date. If our revenue does not increase substantially or if our expenses increase further than we expect, we may not become profitable.

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

THE B2B E-COMMERCE MODEL IS NOT PROVEN

Our B2B e-commerce model is based on the expansion of MarExpress! and MarexPO! within the marine industry. This business model is new and not proven and depends upon our ability to, among other things: sell purchasing solutions to marine industry participants; achieve high rates of adoption by customers; and generate significant revenues from the use of our Internet-based solutions. We cannot be certain that the business model will be successful, that it can achieve or sustain revenue growth, or that it can generate any profits. The success of this business model will require, among other things, that we develop and market solutions with broad market acceptance by users and strategic partners. We cannot be certain that B2B e-commerce on the Internet, our e-commerce solution, or our services and brand in particular, will achieve broad market acceptance.

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

WE FACE INTENSE COMPETITION

We perceive competition to be intense and we expect it to increase significantly in the future. We face competition from other companies with e-commerce offerings, traditional suppliers, distributors of marine products, and marine companies that have or may develop their own online solutions. In addition, providers of online marketplaces and online auction services that currently focus on other industries may expand their services to include marine products. Our competitors and potential competitors may develop superior Internet solutions that achieve greater market acceptance than the Marex solution. In addition, substantially all of our prospective customers have established long-standing relationships with some competitors and potential competitors. We cannot be certain that we can compete successfully against current and future competitors.

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

WE EXPECT THE PRICE OF OUR COMMON STOCK TO BE VOLATILE

The market price of our Common Stock may fluctuate significantly in response to a number of factors, some which are beyond our control, including the following: quarterly variations in operating results; changes in market valuation of Internet commerce companies; announcements of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; loss of a major customer or strategic partner, or failure to complete a sale to a significant customer; additions or departures of any key personnel; future sales of our Common Stock; and stock market price and volume fluctuations, which are particularly common among highly volatile securities of Internet companies.

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

WE DEPEND ON INTELLECTUAL PROPERTY RIGHTS

Our intellectual property is important to us. We seek to protect intellectual property through copyrights, trademarks, trade secrets, confidentiality provisions in customer, supplier and strategic relationship agreements, and nondisclosure agreements with third parties, employees and contractors. We cannot assure that measures we take to protect intellectual property will be successful or that third parties will not develop alternative purchasing solutions that do not infringe upon our intellectual property. In addition, we could be subject to intellectual property infringement claims by others. Failure to protect against misappropriation of intellectual property, or claims that we are infringing the intellectual property of third parties, could have a negative effect on our business.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any market risk sensitive instruments. As a result, this item is not applicable to the Company's consolidated balance sheet as of September 30, 2000.

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

----------

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

(7)  Filed herewith.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAREX.COM, INC.

November 14, 2000                       BY: /s/ DAVID A. SCHWEDEL
                                        ---------------------------------------
                                         David A. Schwedel
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer



November 14, 2000                       BY: /S/ KENBIAN A. NG
                                        ---------------------------------------
                                         Kenbian A. Ng
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)