Form 10-K405
period 2000-12-31
MAREX COM INC
filed 2001-03-23
CIK 1034867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2000

                                      OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________________ to ______________________

                        Commission file number: 000-25129

                                 MAREX.COM, INC.
             (Exact name of registrant as specified in its charter)

             FLORIDA                                           65-0354269
-------------------------------                           -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

  2701 SOUTH BAYSHORE DRIVE, 5TH FLOOR
           MIAMI, FLORIDA                                          33133
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 285-2003

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 7, 2001 was approximately $14,145,000 based on the $2.50 closing price for the Common Stock on the Nasdaq National Market on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Common Stock of the registrant outstanding as of March 7, 2001 was 7,343,980.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's 2001 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2000.

                                 MAREX.COM, INC.

                                TABLE OF CONTENTS

                                                                                                                      PAGE
                                                                                                                      ----
                                                                PART I

Item 1.         Business.............................................................................................  1

Item 2.         Properties...........................................................................................  8

Item 3.         Legal Proceedings....................................................................................  8

Item 4.         Submission of Matters to a Vote of Security Holders................................................... 8

                                                               PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters................................. 9

Item 6.         Selected Consolidated Financial Data..................................................................10

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.................11

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk............................................15

Item 8.         Financial Statements and Supplementary Data...........................................................16

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.................33

                                                               PART III

Item 10.        Directors and Executive Officers of the Registrant....................................................33

Item 11.        Executive Compensation................................................................................33

Item 12.        Security Ownership of Certain Beneficial Owners and Management........................................33

Item 13.        Certain Relationships and Related Transactions........................................................33

                                                               PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................................34



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

COMPANY

Marex.com, Inc. (the "Company" or "Marex") is the leading business to business ("B2B") e-commerce company serving the marine industry. Marex's mission is to improve the efficiency of marine industry supply chains. We have developed procurement solutions for the automation of business transactions for marine businesses.

Our objective is to expand our position as the leading B2B e-commerce solution for the marine industry. We are focused on developing our business to provide the most efficient tools possible for the procurement of marine goods.

In June 2000, we launched our main products, MarExpress! and MarexPO!. MarExpress! provides boat builders and other marine industry buyers with an e-procurement solution that enables them to buy new parts, supplies, components, and equipment through a web-based transaction system. Buyers can obtain product information, conduct e-procurement to support business workflows and controls, track orders, and complete product returns through a single, automated, online hub. MarexPO! is an e-commerce solution for marine industry suppliers and distributors that provides worldwide exposure and enables them to sell new parts, supplies, components and equipment to marine businesses through a web-based transaction system. By utilizing a thorough outfitting process for buyers and suppliers, the system recognizes the unique relationships between each buyer and supplier and only provides the supplier's product information and pricing that is appropriate for each specific buyer. Prior to the launch of our main products, the Company's Internet based trading exchange and its successor, Classifieds and Auctions, were the only products offered to the marine industry.

Marex was originally incorporated in Florida in September 1992.

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

THE MARINE INDUSTRY

We feel that the marine market's highly fragmented supply chain coupled with the inefficient purchasing methods being used by a vast majority of the industry make it particularly well suited for B2B e-commerce. The marine industry utilizes standard purchasing methods to buy and sell products. The current methods are inefficient, costly and time consuming for both buyer and seller. Product orders are traditionally handled through an internal, paper-based purchasing process that requires searching for products in catalogs and manually preparing a purchase order. Industry participants typically place orders by telephone or fax and must place orders with multiple suppliers. While the traditional means of telephone, facsimile and mail have historically served a valuable purpose in facilitating commerce, information delivery, and communications between buyers and sellers, they have inherent inefficiencies, in that they are slower, more expensive in the long run, and inefficient compared to Internet-related methods. In addition, traditional purchasing methods present multiple challenges to suppliers trying to reach small to medium sized boat builders with product information. Due to the high cost of printing and distributing paper catalogs, suppliers cannot cost-effectively manage frequent updates and distribution of time-sensitive information.

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

BUSINESS STRATEGY

Our objective is to expand our position as the leading provider of B2B e-commerce solutions for the marine industry. The key components of our strategy to achieve this objective include:

BUILD THE MAREX BRAND TO BECOME SYNONYMOUS WITH E-COMMERCE IN THE MARINE
INDUSTRY

We plan to capitalize on the fact that, to our knowledge, we are the first company to offer B2B e-commerce solutions to address procurement inefficiencies unique to the marine industry. We intend to continue our brand development strategy through targeted marketing venues which may include advertising and promotions, our direct sales force, press coverage and participation in trade associations and industry events to continue to develop industry awareness of our solutions.

INCREASE ADOPTION OF OUR CORE PRODUCTS

We intend to aggressively increase the base of members using MarExpress! and MarexPO! and to increase their usage by current members. To encourage implementation, we do not currently charge a membership fee. Additionally, we intend to continue to educate users about the benefits of our solutions and to provide training in their use, thereby accelerating adoption and use.

PRODUCT DEVELOPMENT

We intend to focus on enhancing our system's reliability, functionality and ease of integration with existing or newly developed purchasing systems.

COMPLETE STRATEGIC RELATIONSHIPS

We continue to form strategic relationships with industry leaders such as manufacturers, technology partners, and other companies ancillary to the industry that provide value added services.

B2B PROCUREMENT SOLUTIONS

Marex is the first company to develop a B2B e-commerce solution to address the marine industry's online commerce needs. MarExpress! provides boat builders and other marine industry buyers with an e-procurement solution that enables them to buy new parts, supplies, components and equipment through a web-based transaction system. Buyers can research product information from the industry's best suppliers, conduct e-procurement to support business workflows and controls, track orders and complete product returns through a single, automated online hub. MarexPO! is an e-commerce solution for marine industry suppliers and distributors that provides world-wide exposure and enables them to sell new parts, supplies, components and equipment to marine businesses through a web-based transaction system. By utilizing a thorough outfitting process for suppliers and buyers, the system recognizes the unique relationships between each buyer and seller and only provides the supplier's product information and pricing that is appropriate for each specific buyer.

PRODUCT SUPPORT AND DEVELOPMENT

We dedicate a significant amount of our resources to developing, enhancing and supporting our products. Expenses related to the development of our products primarily consist of compensation for product support and development personnel, cost of outside contractors, amortization of software development costs, and general expenses associated with the support and development of our products. We incurred product support and development expenses of approximately $9.4 million during the year ended December 31, 2000.

RELIANCE ON MAJOR CUSTOMER

We have a Strategic Relationship Agreement with Genmar Holdings, Inc. ("Genmar"), one of the largest manufacturers of powerboats in the world. The Strategic Relationship Agreement provides that Genmar will utilize the Company as its exclusive provider of an online procurement system. For the year ended December 31, 2000, revenues from Genmar accounted for approximately 47% of total revenues.

INTELLECTUAL PROPERTY

We regard obtaining protection of our copyrights, service marks, trademarks, trade dress and trade secrets as important to our future success and intend to rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. While we plan to pursue the registration of our trademarks and service marks in the U.S. and internationally, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

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

COMPETITION

The market for B2B e-commerce and Internet ordering and purchasing is new and rapidly evolving. We perceive existing competition to be pervasive and expect it to increase in the future. We believe that the critical success factors for companies seeking to create Internet B2B e-commerce solutions include the following: brand recognition; quality and reliability of the Internet purchasing solution; breadth and depth of product offerings; base of customers; domain expertise; and ease of use and convenience. We may face competition from other companies with e-commerce offerings, traditional suppliers and distributors of marine products and marine manufacturers that have developed their own purchasing solutions. We may also face further competition in the future from traditional suppliers and distributors that enter into B2B e-commerce over the Internet either on their own or by partnering with other companies. In addition, we may face competition from current online business to consumer companies.

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

Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. Changes to existing laws, or the passage of new laws intended to address these issues, could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state or foreign country. We are currently only qualified to do business in the State of Florida and Australia, and our failure to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

EMPLOYEES

As of January 3, 2001, we had 93 full-time employees. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage.

RISK FACTORS

The following risk factors, together with all information in this Form 10-K, should be carefully considered in evaluating Marex and its business. Due to the significant impact that the risk factors set forth below may have on Marex's business, results of operations and financial condition, actual results could differ materially from those expressed or implied by any forward-looking statement.

WE HAVE A LIMITED OPERATING HISTORY

Marex was founded in 1992 but did not launch its main products until June 2000. Thus we have a limited operating history on which to base an evaluation of our e-commerce business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as B2B e-commerce. Many of these risks are described in this "Risk Factors" section. There can be no assurance that we will be able to address these risks.

WE HAVE A HISTORY OF LOSSES

We have incurred losses from operations in each period since our inception. We expect to incur substantial operating losses and have continued negative cash flows from operations for the foreseeable future. Moreover, we expect to incur significant sales and marketing, product support and development, and general and administrative expenses. In addition, we have no material revenues to date. If our revenue does not increase substantially or if our expenses are more than we expect, we may not become profitable.

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

THE BUSINESS TO BUSINESS E-COMMERCE MODEL IS NOT PROVEN

Our B2B e-commerce model is new and not proven and depends upon our ability to, among other things: sell purchasing solutions to marine industry participants; achieve high rates of adoption by customers; and generate significant revenues from the use of our Internet-based solutions. We cannot be certain that the business model will be successful, that it can achieve or sustain revenue growth, or that it can generate any profits. The success of this business model will require, among other things, that we develop and market solutions with broad market acceptance by users and strategic partners. We cannot be certain that B2B e-commerce on the Internet, our e-commerce solution, or our services and brand in particular, will achieve broad market acceptance.

IF WE FAIL TO ACHIEVE MARKET ACCEPTANCE, OUR BUSINESS WOULD BE ADVERSELY
AFFECTED

MarExpress! and MarexPO! were launched in June 2000. Accordingly, our core e-commerce solutions have a limited market history. If MarExpress! and MarexPO! do not achieve market acceptance, our business will be adversely affected.

WE FACE INTENSE COMPETITION

We perceive competition to be pervasive and we expect it to increase in the future. We may face competition from other companies with e-commerce offerings as well as traditional suppliers and distributors of marine products and marine companies that have or may develop their own online solutions. In addition, providers of online marketplaces and online auction services that currently focus on other industries may expand their services to include marine products. Our competitors and potential competitors may develop superior Internet solutions that achieve greater market acceptance than the Marex solution. In addition, substantially all of our prospective customers have established long-standing relationships with some competitors and potential competitors. We cannot be certain that we can compete successfully against future competitors.

OUR SOLUTION AND SERVICES ARE NEW AND FACE RAPID TECHNOLOGICAL CHANGES

The Internet market for the Marex solution is characterized by rapid technological advances, evolving standards in the Internet and software markets, changes in customer requirements and frequent new product and service introductions and enhancements. As a result, we believe that our future success depends upon our ability to enhance current Internet-based solutions and services, and where necessary, to integrate Internet-based solutions with customers' systems. If we do not adequately respond to the need to enhance our solutions or services, then our business will be negatively affected. Further, we may incur significant expense to integrate purchasing solutions with customers' systems and to maintain this integration as customers' systems evolve. Failure to provide this integration may delay or altogether dissuade the marine market or a particular customer from adopting our Internet-based solutions.

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

WE DEPEND ON A MAJOR CUSTOMER

We have an agreement with one of the largest manufacturers of powerboats in the world for the utilization of our e-procurement solution. Our future growth is greatly dependent upon the utilization of our system by this major customer. If the agreement with this major customer is terminated, our business, results of operations and financial condition will be adversely affected.

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

WE EXPECT THE PRICE OF OUR COMMON STOCK TO BE VOLATILE

The market price of our Common Stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following: quarterly variations in operating results; changes in market valuation of Internet commerce companies; announcements of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; loss of a major customer or strategic partner, or failure to complete a sale to a significant customer; additions or departures of any key personnel; future sales of our Common Stock; and stock market price and volume fluctuations, which are particularly common among highly volatile securities of Internet companies.

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

SYSTEM FAILURE MAY CAUSE INTERRUPTION OF SERVICES

The performance of our server and networking hardware and software infrastructure is critical to our business and reputation, and affects our ability to process transactions, provide high quality customer service and attract and retain customers, suppliers, users and strategic partners. Currently, the infrastructure and systems are located at one site in Atlanta, Georgia. We are in the process of adding a back-up and recovery site at our headquarters in Miami, Florida. Until then, we depend on single-site infrastructure. Any disruption to this infrastructure resulting from a natural disaster or other event could result in an interruption in service, fewer transactions and, if sustained or repeated, could impair our reputation and the attractiveness of the services.

WE MAY REQUIRE ADDITIONAL CAPITAL FOR OPERATIONS, WHICH COULD HAVE A NEGATIVE EFFECT ON YOUR INVESTMENT

We currently anticipate that our available funds will be sufficient to meet anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise additional funds in the future in order to fund rapid expansion, to develop new or enhanced solutions and services, to respond to competitive pressures, to acquire complementary businesses, or for other operating requirements.

If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders will be reduced and may be additionally reduced if the right of the holders of the Series A1 Preferred Stock to amend the conversion price is triggered by the issuance of the equity or convertible securities. We cannot be certain that we will be able to raise additional capital on acceptable terms or at all.

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

SEASONALITY

Our business is seasonal due to the impact of the buying and selling patterns of the members that utilize our system. We believe that the second and third quarters are the peak periods for the recreational marine industry. In addition, the recreational marine industry is highly cyclical and is highly affected by several factors. Some of those factors are: (i) economic conditions, (ii) consumer confidence levels, and (iii) weather conditions.

ITEM 2. PROPERTIES

Our offices are located in Miami, FL, and occupy 11,800 square feet. Our lease for this facility expires June 30, 2004. We are currently relocating our offices to a 32,621 square foot facility that is also located in Miami, FL. Our lease for this facility expires October 31, 2003. As part of the relocation, we intend to sublease the entire 11,800 square foot facility and a portion of the new facility to a third party.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending material legal proceedings to which we are a party or which our property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the Nasdaq National Market under the symbol "MRXX". The following table sets forth the high and low sale prices for our Common Stock for the periods indicated.

                             HIGH                 LOW
                             ----                 ---
1999
----
First Quarter             $  11.63            $   8.50
Second Quarter               12.38                9.25
Third Quarter                10.50                7.63
Fourth Quarter               10.25                6.75

2000
----
First Quarter             $  41.75            $   8.88
Second Quarter               30.00               11.50
Third Quarter                20.00               10.00
Fourth Quarter               14.50                1.13

As of March 7, 2001, there were approximately 124 holders of record of our Common Stock, of which 7,343,980 shares were issued and outstanding. The closing sale price for the Common Stock on March 7, 2001 was $2.50 per share.

We have never paid cash dividends on our Common Stock. We intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

PRIVATE PLACEMENTS OF PREFERRED STOCK

In March 2000, we received net proceeds of $20.4 million in connection with the sale of 210,000 shares of Series A1 Preferred Stock at $100 per share. In May 2000, we completed the private placement through the sale of an additional 210,000 shares of Series A1 Preferred Stock at $100 per share. Total net proceeds from the private placement were $40.9 million. The shares of Series A1 Preferred Stock were sold pursuant to Rule 506 of Regulation D of the Securities Exchange Act of 1933.

Each share of the Series A1 Preferred Stock is convertible into 7.69 shares of Common Stock at the option of the holder at any time. In the event that the we issue or sell Common Stock or securities convertible or exchangeable for Common Stock, subject to certain exclusions, at a price per share less than the conversion price of the outstanding Series A1 Preferred Stock, the holders of the Series A1 Preferred Stock shall have the right to amend the conversion price of the Series A1 Preferred Stock outstanding to the price per share of the issuance. Automatic conversion occurs upon either of the following: completion by the Company of a public offering which raises gross proceeds of at least $50 million, at an effective price per share to the public of at least $26.00 as adjusted for stock splits, stock dividends or other similar transactions; or, upon the event that the market price per share of the Company's Common Stock exceeds $26.00, subject to adjustments for stock splits, stock dividends, or other similar transactions, for a consecutive twenty day period following the one-year anniversary of the effective date of a registration statement covering the Common Stock underlying the Series A1 Preferred Stock.

PRIVATE PLACEMENTS OF COMMON STOCK

In 1999, we raised $6.9 million from the sale of 1,122,047 shares of Common Stock and after deducting $872,000 in commissions and $31,000 in other costs related to the financing. The shares were primarily sold to overseas investors and were issued pursuant to Rule 505 and 506 of Regulation D of the Securities Exchange Act of 1933.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Form 10-K. The selected financial data of Marex as of and for each of the five years in the period ended December 31, 2000 have been derived from Marex's audited consolidated financial statements.


                                                                            YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------------
                                                       2000            1999            1998            1997            1996
                                                  ------------     -----------     -----------     -----------     -----------
        STATEMENT OF OPERATIONS DATA:
        Revenues                                  $     39,487     $     7,277     $        --     $        --     $        --
                                                  ------------     -----------     -----------     -----------     -----------
        Operating expenses:
             Product support and development         9,434,782       1,132,179          89,952              --              --
             Selling and marketing                   7,479,601       1,137,554         166,699              --              --
             General and administrative              5,326,858       1,244,727          24,799              --              --
             Stock-based compensation                  847,919              --              --              --              --
             Fair value of warrants                 21,746,581         140,300              --              --              --
                                                  ------------     -----------     -----------     -----------     -----------
                  Total operating expenses          44,835,741       3,654,760         281,450              --              --
                                                  ------------     -----------     -----------     -----------     -----------
        Loss from operations                       (44,796,254)     (3,647,483)       (281,450)             --              --
                                                  ------------     -----------     -----------     -----------     -----------
        Other income (expense):
             Interest income                         1,366,189         106,411              --              --              --
             Interest expense                          (13,298)         (6,909)        (45,208)        (32,800)        (16,800)
             Other                                      (2,938)         (1,406)           (912)        (23,213)             --
                                                  ------------     -----------     -----------     -----------     -----------
                  Total other income (expense)       1,349,953          98,096         (46,120)        (56,013)        (16,800)
                                                  ------------     -----------     -----------     -----------     -----------
        Loss from continuing operations            (43,446,301)     (3,549,387)       (327,570)        (56,013)        (16,800)
                                                  ------------     -----------     -----------     -----------     -----------
        Discontinued operations:
             Loss from discontinued
                  operations                                --        (100,167)       (827,483)       (599,844)       (308,568)
             Loss on disposal, including
                  $11,869 for operating losses
                  during the phase out period               --         (40,200)             --              --              --
                                                  ------------     -----------     -----------     -----------     -----------
                  Total discontinued operations             --        (140,367)       (827,483)       (599,844)       (308,568)
                                                  ------------     -----------     -----------     -----------     -----------
        Net loss                                  $(43,446,301)    $(3,689,754)    $(1,155,053)    $  (655,857)    $  (325,368)
                                                  ============     ===========     ===========     ===========     ===========

        Net loss per share, basic and diluted:
             Continuing operations                $      (6.39)    $     (0.62)    $     (0.07)    $     (0.01)    $     (0.02)
             Discontinued operations                        --           (0.03)          (0.17)          (0.15)          (0.27)
                                                  ------------     -----------     -----------     -----------     -----------
             Net loss                             $      (6.39)    $     (0.65)    $     (0.24)    $     (0.16)    $     (0.29)
                                                  ============     ===========     ===========     ===========     ===========
        Weighted average shares of Common
        Stock outstanding                            6,798,813       5,700,306       4,752,975       3,995,719       1,127,869
                                                  ============     ===========     ===========     ===========     ===========


                                                                                DECEMBER 31,
                                                  ----------------------------------------------------------------------------
                                                       2000            1999            1998            1997            1996
                                                  ------------     -----------     -----------     -----------     -----------
BALANCE SHEET DATA:
Cash and equivalents                              $ 19,624,266     $ 3,434,036     $   350,042     $    28,778     $    69,058
Working capital (deficit)                           13,031,082       2,922,218          13,821        (226,200)       (253,201)
Total assets                                        31,471,681       4,315,458         596,596         447,826         454,795
Long-term liabilities                                  217,306           6,734          28,647          92,215         113,017
Accumulated deficit                                (49,336,244)     (5,889,943)     (2,200,189)     (1,045,136)       (389,279)
Total shareholders' equity (deficit)                23,927,940       3,704,104         222,093         (27,836)        (72,279)


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

OVERVIEW

Marex is the leading B2B e-commerce company serving the marine industry. In June 2000, we launched our main products, MarExpress! and MarexPO!. MarExpress! provides boat builders and other marine industry buyers with an e-procurement solution that enables them to buy new parts, supplies, components, and equipment through a web-based transaction system. Buyers can obtain product information, conduct e-procurement to support business workflows and controls, track orders, and complete product returns through a single, automated, online hub. MarexPO! is an e-commerce solution for marine industry suppliers and distributors that provides worldwide exposure and enables them to sell new parts, supplies, components and equipment to marine businesses through a web-based transaction system. By utilizing a thorough outfitting process for suppliers and buyers, the system recognizes the unique relationships between each buyer and supplier and only provides the supplier's product information and pricing that is appropriate for each buyer. Prior to the launch of our main products, our Internet based trading exchange ("Exchange") and its successor, Classifieds and Auctions, were the only products offered to the marine industry. We will be focusing all of our resources on our main products and will therefore suspend the Classifieds and Auctions product in the first quarter of 2001.

DISCONTINUED OPERATIONS

In 1999, we discontinued the operations of our non-core business subsidiary, Sovereign Financial Information Services, Inc. ("Sovereign"), in order to focus our business towards our Internet-based services and products for the marine industry. The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to our continuing operations and excludes the operations of Sovereign.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

         REVENUES

For the year ended December 31, 2000, we recorded revenues of $39,000, compared to $7,000 during the same period in 1999. The increase was primarily due to the launch of MarExpress! and MarexPO! in June 2000.

MarExpress! and MarexPO! generate revenues by charging a transaction fee which is based on the gross transaction price of items purchased and sold through the system. The transaction fee is recognized as revenue when our customers' right to receive a refund for the transaction fee expires. For the year ended December 31, 2000, we recorded revenues of $34,000 generated from $1.9 million of transactions. As of December 31, 2000, in process transactions totaled $775,000, which represents $14,000 of revenues that may be recognized in future periods. MarExpress! and MarexPO! were not launched until June 2000, therefore no revenue was recognized from these products during 1999.

In the future, we expect revenues from MarExpress! and MarexPO! to increase as a result of the increase in the number of customers online and the increased use of the system by our existing customers. As of December 31, 2000, we had entered into agreements with 38 boat builders and 110 suppliers. Of these agreements, 12 boat builders and 25 suppliers were online. Due to the launch of Version 2.0 of our e-commerce solutions in December 2000, we expect a significant increase in the rate that customers will be signed and brought online.

Classifieds and Auctions generated revenues by charging listing and transaction fees. For the year ended December 31, 2000, we recorded revenues of $6,000 generated from $114,000 of transactions through the Exchange and Classifieds and Auctions. For the same period in 1999, we recorded revenues of $7,000 generated from $194,000 of transactions through the Exchange. The decrease resulted primarily from the decreased use of Classifieds and Auctions by our customers during the year due to Classifieds and Auctions becoming a supplement to MarExpress! and MarexPO!.

         PRODUCT SUPPORT AND DEVELOPMENT

Product support and development expenses consist primarily of compensation for product support and development personnel, cost of outside contractors, amortization of software development costs, and other costs associated with the operations and enhancements of the web site. Product development expenses increased to $9.4 million for the year ended December 31, 2000, compared to $1.1 million for the same period in 1999. The change related primarily to increases of $1.7 million in personnel and personnel related costs, $3.8 million in outside contractor costs and $1.4 million in amortization of software development costs. The balance was comprised of overhead and operating costs directly associated with the development, support and maintenance of the web site and e-commerce products.

         SELLING AND MARKETING

Selling and marketing expenses consist primarily of compensation for sales and marketing personnel, cost of outside contractors, advertising, trade shows and related marketing costs. Selling and marketing expenses increased to $7.5 million for the year ended December 31, 2000, compared to $1.1 million for the same period in 1999. The change is primarily due to increases of $2.6 million in personnel and personnel related costs, $1.2 million in advertising and marketing costs, and $1.1 million in outside contractor costs. The balance was comprised of overhead and operating costs directly associated with selling and marketing activities.

         GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation for administrative personnel, facilities expenses, professional fees, and general corporate expenses. General and administrative expenses increased to $5.3 million for the year ended December 31, 2000, compared to $1.2 million for the same period in 1999. The change related primarily to increases of $1.9 million in personnel and personnel related costs and $1.2 million in professional fees, which include $435,000 for strategic business consulting services provided by a consultant who is also a shareholder. The balance was comprised of corporate charges directly associated with the administrative functions of our company.

         STOCK-BASED COMPENSATION

For the year ended December 31, 2000, we recognized non-cash compensation expense of $848,000 relating to options granted to a director. We did not incur any stock-based compensation expense in 1999.

         FAIR VALUE OF WARRANTS

For the year ended December 31, 2000, we recognized an expense of $21.7 million relating to the fair value of warrants issued in connection with a strategic relationship agreement, compared to $140,000 recorded for the year ended December 31, 1999 relating to the fair value of warrants issued to consultants.

         OTHER INCOME AND EXPENSE

We recognized $1.4 million of interest income for the year ended December 31, 2000, compared to $106,000 for the year ended December 31, 1999. The increase was a result of higher balances of marketable securities derived from the net proceeds of our private placements. Interest expense for the year ended December 31, 2000 was $13,000, compared to $7,000 for the year ended December 31, 1999. The increase was primarily due to the increase in capital lease obligations.

         LOSS FROM CONTINUING OPERATIONS

Our loss from continuing operations increased to $43.4 million for the year ended December 31, 2000, from $3.5 million for the year ended December 31, 1999. The change resulted from the increase in costs, as described above, associated with the development and launch of our products and the charges relating to the stock based compensation and fair value of warrants.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

         REVENUES

For the year ended December 31, 1999, we recorded revenues of $7,000 generated from $194,000 of transactions through the Exchange. The Exchange, which was not operational until November 1998, did not generate any revenues in 1998.

         PRODUCT SUPPORT AND DEVELOPMENT

Product support and development expenses consist primarily of compensation for product support and development personnel, cost of outside contractors, amortization of software development costs, and other costs associated with the operations and enhancements of the web site. Product support and development expenses increased to $1.1 million for the year ended December 31, 1999, compared to $90,000 for the same period in 1998. The change related primarily to increases of $623,000 in personnel and personnel related costs, $114,000 in outside contractor costs, and $59,000 in depreciation and amortization. The balance was comprised of overhead and operating costs directly associated with the development, support and maintenance of the web site.

         SELLING AND MARKETING

Selling and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, trade shows and related marketing costs. Selling and marketing expenses increased to $1.1 million for the year ended December 31, 1999, compared to $167,000 for the same period in 1998. The change is primarily due to increases of $497,000 in personnel and personnel related costs, $297,000 in advertising and marketing costs, and $54,000 in professional fees. The balance was comprised of overhead and operating costs directly associated with selling and marketing activities.

         GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation for administrative personnel, facilities expenses, professional fees, and general corporate expenses. General and administrative expenses increased to $1.2 million for the year ended December 31, 1999, compared to $25,000 for the same period in 1998. The change related primarily to increases of $618,000 in personnel and personnel related costs and $276,000 in professional fees. The balance was comprised of corporate charges directly associated with the administrative functions of our company.

         FAIR VALUE OF WARRANTS

For the year ended December 31, 1999, we recognized an expense of $140,000 relating to the fair value of warrants issued to consultants. We did not incur any expense related to the fair value of warrants during the year ended December 31, 1998.

         OTHER INCOME AND EXPENSE

We recognized $106,000 of interest income for the year ended December 31, 1999, as a result of our investments in marketable securities which were derived from the net proceeds of the private placements completed in 1999. Interest expense for the year ended December 31, 1999 was $7,000, compared to $45,000 in the prior year as a result of the decrease in our notes payable and loan from related party balances.

         LOSS FROM CONTINUING OPERATIONS

Our loss from continuing operations increased to $3.5 million for the year ended December 31, 1999, from $328,000 in the prior year. The change resulted from the increase in costs, as described above, associated with the launch of the Exchange which was in the development stage until November 1998 and the development of other e-commerce products.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the private sales of Common Stock and Preferred Stock.

Net cash used in operating activities was $13.0 million for the year ended December 31, 2000, primarily as a result of the net loss from continuing operations and the increase of $644,000 in prepaid expenses and other current assets. The net loss and increase in prepaid expenses and other current assets were primarily offset by an increase of $6.6 million in accounts payable and accrued expenses, a non-cash stock-based compensation charge of $848,000, the non-cash expense of $21.7 million reflecting the fair value of warrants issued, depreciation expense of $477,000 and amortization expense of $1.6 million.

Net cash used in investing activities was $11.8 million for the year ended December 31, 2000, primarily due to $10.4 million of software development costs related to the development of our e-commerce solutions and $1.5 million relating to leasehold improvements, the purchase of computer and office equipment, and the purchase of furniture and fixtures.

Net cash provided by financing activities was $41.0 million for the year ended December 31, 2000, which was primarily due to the sale of 420,000 shares of Series A1 Preferred Stock, resulting in net proceeds of $40.9 million.

At December 31, 2000, cash and cash equivalents totaled $19.6 million, while our working capital was $13.0 million. In comparison, as of December 31, 1999, cash and cash equivalents totaled $3.4 million, while our working capital was $2.9 million. The increase was primarily due to the sale of Series A1 Preferred Stock in 2000. To date, our primary uses of cash have been in operating activities to fund the development and promotion of our e-commerce solutions.

We anticipate that our operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. We believe that the net proceeds from our sale of Series A1 Preferred Stock will be sufficient to meet our working capital and operating resources requirements for at least the next twelve months. In the event that our working capital and operating resources requirements during the next twelve months exceed the cash proceeds from our sale of Series A1 Preferred Stock, we may not be able to raise additional capital on acceptable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. As required, the Company adopted SFAS No. 133 in the first quarter of 2001. The adoption of this statement did not have a material effect on the Company's consolidated results of operations and financial position.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any market risk sensitive instruments. As a result, this item is not applicable to the Company's consolidated balance sheet as of December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 MAREX.COM, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               PAGE
                                                                                               ----

Report of Independent Certified Public Accountants............................................  17

Independent Auditors' Report..................................................................  18

Consolidated Balance Sheets as of December 31, 2000 and 1999..................................  19

Consolidated Statements of Operations
    For the Years Ended December 31, 2000, 1999 and 1998......................................  20

Consolidated Statements of Shareholders' Equity
    For the Years Ended December 31, 2000, 1999 and 1998......................................  21

Consolidated Statements of Cash Flows
    For the Years Ended December 31, 2000, 1999 and 1998......................................  22

Notes to Consolidated Financial Statements....................................................  23


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Marex.com, Inc.:


We have audited the accompanying consolidated balance sheets of Marex.com, Inc., (a Florida Corporation) and Subsidiaries (formerly Affiliated Networks, Inc.) as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marex.com, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
--------------------------

Miami, Florida,
    February 2, 2001.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Marex.com, Inc. and Subsidiary, formerly
   Affiliated Networks, Inc. and Subsidiary
Miami, Florida

We have audited the accompanying consolidated balance sheet of Marex.com, Inc. and Subsidiary, formerly Affiliated Networks, Inc. and Subsidiary, as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marex.com, Inc. and Subsidiary, formerly Affiliated Networks, Inc. and Subsidiary, as of December 31, 1998, and the results of their operations, changes in their shareholders' equity, and their cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ McClain & Company, L.C.
------------------------------------


Miami, Florida
January 18, 1999, except for Note 3,
as to which the date is February 21, 2000.

                        MAREX.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                        DECEMBER 31,
                                                                       -----------------------------------------------
                                                                              2000                        1999
                                                                       --------------------        -------------------
                                             ASSETS
Current assets:
    Cash and cash equivalents                                            $    19,624,266              $   3,434,036
    Accounts receivable, net                                                      18,901                         --
    Prepaid expenses and other current assets                                    714,350                     70,602
    Loan to shareholder                                                               --                     22,200
                                                                        ----------------             --------------
       Total current assets                                                   20,357,517                  3,526,838
                                                                        ----------------             --------------
Property and equipment, net                                                    2,004,853                    692,335
                                                                        ----------------             --------------

Other assets:
    Trademark, net                                                                 6,771                     23,021
    Software development costs, net                                            8,904,897                     71,668
    Deposits                                                                     197,643                      1,596
                                                                        ----------------             --------------
       Total other assets                                                      9,109,311                     96,285
                                                                        ----------------             --------------
           Total assets                                                  $    31,471,681              $   4,315,458
                                                                        ================             ==============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Capital lease obligations                                            $       130,481              $       6,845
    Accounts payable and accrued expenses                                      7,137,201                    534,552
    Other current liabilities                                                     58,753                     63,223
                                                                        ----------------             --------------
       Total current liabilities                                               7,326,435                    604,620

Long-term liabilities:
    Capital lease obligations, net of current portion                            217,306                      6,734
                                                                        ----------------             --------------
           Total liabilities                                                   7,543,741                    611,354
                                                                        ----------------             --------------

Commitments and contingencies (note 11)

Shareholders' equity:
    Preferred Stock, par value $.01 per share, 1,000,000 shares authorized, 304,693 shares of Series A1 Convertible Preferred
       Stock outstanding as of December 31, 2000, none outstanding
       as of December 31, 1999                                                30,469,300                         --
    Common Stock, par value $.01 per share,
       25,000,000 shares authorized, 7,339,780 and
       6,396,806 shares issued and outstanding as of
       December 31, 2000 and December 31, 1999, respectively                      73,398                     63,968
    Additional paid-in capital                                                42,721,486                  9,530,079
    Accumulated deficit                                                      (49,336,244)                (5,889,943)
                                                                        ----------------             --------------
       Total shareholders' equity                                             23,927,940                  3,704,104
                                                                        ----------------             --------------
           Total liabilities and shareholders' equity                    $    31,471,681             $    4,315,458
                                                                        ================             ==============



                 See Notes to Consolidated Financial Statements

                        MAREX.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------
                                                       2000                 1999                 1998
                                                  ------------          -----------          -----------
Revenues                                          $     39,487          $     7,277          $        --
                                                  ------------          -----------          -----------
Operating expenses:
     Product support and development                 9,434,782            1,132,179               89,952
     Selling and marketing                           7,479,601            1,137,554              166,699
     General and administrative                      5,326,858            1,244,727               24,799
     Stock-based compensation                          847,919                   --                   --
     Fair value of warrants                         21,746,581              140,300                   --
                                                  ------------          -----------          -----------
       Total operating expenses                     44,835,741            3,654,760              281,450
                                                  ------------          -----------          -----------
Loss from operations                               (44,796,254)          (3,647,483)            (281,450)
                                                  ------------          -----------          -----------
Other income (expense):
     Interest income                                 1,366,189              106,411                   --
     Interest expense                                  (13,298)              (6,909)             (45,208)
     Other                                              (2,938)              (1,406)                (912)
                                                  ------------          -----------          -----------
       Total other income (expense)                  1,349,953               98,096              (46,120)
                                                  ------------          -----------          -----------
Loss from continuing operations                    (43,446,301)          (3,549,387)            (327,570)
                                                  ------------          -----------          -----------
Discontinued operations:
     Loss from discontinued operations                      --             (100,167)            (827,483)
     Loss on disposal, including $11,869
       for operating losses during
       the phase out period                                 --              (40,200)                  --
                                                  ------------          -----------          -----------
       Total discontinued operations                        --             (140,367)            (827,483)
                                                  ------------          -----------          -----------
Net loss                                          $(43,446,301)         $(3,689,754)         $(1,155,053)
                                                  ============          ===========          ===========
Net loss per share, basic and diluted:
       Continuing operations                      $      (6.39)         $     (0.62)         $     (0.07)
       Discontinued operations                              --                (0.03)               (0.17)
                                                  ------------          -----------          -----------
       Net loss                                   $      (6.39)         $     (0.65)         $     (0.24)
                                                  ============          ===========          ===========
Weighted average shares of Common Stock
       outstanding                                   6,798,813            5,700,306            4,752,975
                                                  ============          ===========          ===========



                 See Notes to Consolidated Financial Statements

                        MAREX.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                   ADDITIONAL                               TOTAL
                                   PREFERRED          COMMON         PAID-IN         ACCUMULATED         SHAREHOLDERS'
                                     STOCK            STOCK          CAPITAL           DEFICIT              EQUITY
                                  ------------       -------      ------------       ------------       ------------

Balance, December 31, 1997        $         --       $42,602      $    974,698       $ (1,045,136)      $    (27,836)

Issuance of 668,000 shares
   of Common Stock                          --         6,680         1,398,302                 --          1,404,982

Net loss                                    --            --                --         (1,155,053)        (1,155,053)
                                  ------------       -------      ------------       ------------       ------------
Balance, December 31, 1998                  --        49,282         2,373,000         (2,200,189)           222,093

Exercise of stock options                   --         3,466           135,534                 --            139,000

Issuance of 1,122,047 shares
   of Common Stock                          --        11,220         6,881,245                 --          6,892,465

Fair value of warrants                      --            --           140,300                 --            140,300

Net loss                                    --            --                --         (3,689,754)        (3,689,754)
                                  ------------       -------      ------------       ------------       ------------
Balance, December 31, 1999                  --        63,968         9,530,079         (5,889,943)         3,704,104

Exercise of stock options
   and warrants                             --           560           174,072                 --            174,632

Issuance of 420,000 shares
   of Preferred Stock               42,000,000            --        (1,098,995)                --         40,901,005

Conversion of Preferred
   Stock                           (11,530,700)        8,870        11,521,830                 --                 --

Fair value of warrants                      --            --        21,746,581                 --         21,746,581

Stock-based compensation                    --            --           847,919                 --            847,919

Net loss                                    --            --                --        (43,446,301)       (43,446,301)
                                  ------------       -------      ------------       ------------       ------------
Balance, December 31, 2000        $ 30,469,300       $73,398      $ 42,721,486       $(49,336,244)      $ 23,927,940
                                  ============       =======      ============       ============       ============







                 See Notes to Consolidated Financial Statements

                        MAREX.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------
                                                                            2000              1999              1998
                                                                       ------------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations                                    $(43,446,301)      $(3,549,387)      $  (327,570)
    Adjustments to reconcile loss from continuing operations to net cash used in continuing operations
         Provision for doubtful accounts                                        170                --                --
         Depreciation                                                       476,986            71,006             2,594
         Amortization                                                     1,556,087            27,765             1,482
         Stock-based compensation                                           847,919                --                --
         Fair value of warrants                                          21,746,581           140,300                --
         Loss on disposal of property and equipment                          72,446             1,406                --
         Increase in accounts receivable                                    (19,071)               --                --
         Decrease in trading securities                                          --                --            34,875
         Increase in prepaid expenses and other current assets             (643,748)          (70,602)               --
         Increase in deposits                                              (196,047)               --                --
         Increase in accounts payable and accrued expenses                6,602,649           522,614            11,937
         Decrease in other current liabilities                               (4,470)          (13,074)               --
                                                                       ------------       -----------       -----------
              Net cash used in operating activities                     (13,006,799)       (2,869,972)         (276,682)
                                                                       ------------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                  (1,481,508)         (693,477)          (36,906)
    Acquisition of trademark                                                     --           (32,500)               --
    Additions to software development costs                             (10,373,066)               --            (8,158)
    Decrease (increase) in loan to shareholder                               22,200           (22,200)           61,038
                                                                       ------------       -----------       -----------
              Net cash (used in) provided by investing activities       (11,832,374)         (748,177)           15,974
                                                                       ------------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from related party borrowings                                       --           224,551           438,862
    Principal payments on due to related party                                   --          (260,301)         (403,112)
    Proceeds from exercise of stock options and warrants                    174,632           139,000                --
    Principal payments on notes payable                                          --          (139,727)          (76,112)
    Principal payments on capital lease obligations                         (46,234)           (2,843)          (10,749)
    Proceeds from issuance of Common Stock                                       --         6,892,465         1,404,982
    Proceeds from issuance of Preferred Stock                            40,901,005                --                --
                                                                       ------------       -----------       -----------
              Net cash provided by financing activities                  41,029,403         6,853,145         1,353,871
                                                                       ------------       -----------       -----------
Net cash provided by continuing operations                               16,190,230         3,234,996         1,093,163

Net cash used in discontinued operations                                         --          (151,002)         (771,899)
                                                                       ------------       -----------       -----------
Net increase in cash and cash equivalents                                16,190,230         3,083,994           321,264

CASH AND CASH EQUIVALENTS, beginning of year                              3,434,036           350,042            28,778
                                                                       ------------       -----------       -----------

CASH AND CASH EQUIVALENTS, end of year                                 $ 19,624,266       $ 3,434,036       $   350,042
                                                                       ============       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for interest                            $     13,298       $     5,988       $    45,200
                                                                       ============       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION:
     Acquisition of equipment under capital lease obligations          $    380,442       $     8,454       $        --
                                                                       ============       ===========       ===========

                 See Notes to Consolidated Financial Statements

                        MAREX.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Marex.com, Inc. (the "Company" or "Marex") is a provider of business to business
(B2B) e-commerce solutions for the marine industry. The Company's products provide marine businesses with e-commerce solutions, which will enable them to buy or sell parts, supplies, components and equipment through web-based transaction systems.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Marex and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or lease term as follows:

                                                              YEARS
                                                      ----------------------
       Computer hardware and software                           3
       Office equipment and furniture                           5
       Leasehold improvements                                   5
       Equipment held under capital leases              Life of Lease or
                                                        Estimated Useful
                                                        Life, if Shorter



TRADEMARK

The cost of the trademark acquired is being amortized using the straight-line method over two years. Amortization of trademarks totaled approximately $16,000 and $9,000 for the years ended December 31, 2000 and December 31, 1999, respectively, and is included in "Product support and development" in the accompanying consolidated statements of operations.

SOFTWARE AND WEB SITE DEVELOPMENT COSTS

The Company follows Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and EITF 00-02, "Accounting for Web Site Development Costs," for the accounting of development costs. During the year ended December 31, 2000, the Company capitalized approximately $10.4 million of development costs associated with development of its e-commerce solutions. The Company did not capitalize any development costs during the year ended December 31, 1999.

Amortization of software development costs is computed using the straight-line method over the useful life ranging from two to three years.

LONG-LIVED ASSETS

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairment charges recorded in the years ended December 31, 2000, 1999 and 1998.

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

REVENUE RECOGNITION

MarExpress! and MarexPO!, the Company's core products, generate revenues by charging a transaction fee which is based on the gross transaction price of items purchased and sold through the system. The transaction fee is recognized as revenue when the customers' right to receive a refund for the transaction fee expires. Classifieds and Auctions, which supplemented MarExpress! and MarexPO!, generated revenues by charging listing and transaction fees.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2000, 1999, and 1998 was $1.7 million, $438,000, and
$141,000, respectively.

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value.

ACCOUNTING FOR STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

WARRANTS

As required by SFAS No. 123, the Company accounts for warrants issued to non-employees not issued in conjunction with debt by amortizing the Black-Scholes value of such warrants over the vesting period. The Black-Scholes value of warrants issued in conjunction with debt is amortized over the life of the loan agreement as interest expense. Expense related to warrants totaled approximately $21.7 million and $140,000 for the years ended December 31, 2000 and 1999, respectively, and is included in "Fair value of warrants" in the accompanying consolidated statements of operations. There were no expenses related to warrants during the year ended December 31, 1998.

EARNINGS PER SHARE

SFAS No. 128, "Earnings Per Share," requires two presentations of earnings per share -- "basic" and "diluted." Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following options and warrants to purchase shares of common stock were outstanding at the end of each year, but were not included in the computation of diluted earnings per share because the Company reported a net loss for all years presented and, therefore, the effect would be antidilutive:


                                     2000            1999           1998
                                 ------------    -----------    -----------
OPTIONS

Outstanding                        2,862,050       2,416,000      1,911,000
Weighted average exercises       $      6.20     $      5.00    $      1.38

WARRANTS

Outstanding                        1,852,052         436,971         33,000
Weighted average exercises       $      3.57     $      9.19    $      1.83



The Company had 304,693 shares of Preferred Stock outstanding as of December 31, 2000 that were convertible into 2,343,792 shares of Common Stock.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. For the years ended December 31, 2000, 1999 and 1998, the Company had no comprehensive income items to report outside of its consolidated statements of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. As required, the Company adopted SFAS No. 133 in the first quarter of 2001. The adoption of this statement did not have a material effect on the Company's consolidated results of operations and financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition issues in financial statements. The Company adopted SAB 101 in 2000. The adoption of SAB 101 did not have a material impact on the Company's consolidated results of operations and financial position.

NOTE 3 - DISCONTINUED OPERATIONS

On August 24, 1999, the Company's Board of Directors approved a plan to discontinue the operations of its non-core business subsidiary, Sovereign Financial Information Services, Inc. ("Sovereign"), in order to focus its business towards its Internet-based e-commerce solutions for the marine industry. Sovereign was engaged in the publishing of research reports, stock handbooks and global industry guides. Sovereign ceased operations on September 30, 1999. The loss on the disposal of Sovereign totaled $40,000, consisting of a write-down of Sovereign assets totaling $28,000 and a provision of $12,000 for operating losses until the date of disposal.

The accompanying consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows have been reclassified to report separately the discontinued operations in the prior periods. Selected results of the discontinued operations were as follows:

                                                   1999         1998
                                               ------------  -----------
Revenues                                       $        --   $   90,227
                                               ============  ===========
Gross profit                                   $        --   $   38,376
                                               ============  ===========
Selling, general and administrative            $   140,367   $  865,859
                                               ============  ===========
Net loss                                       $  (140,367)  $ (827,483)
                                               ============  ===========

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable as of December 31, 2000 is recorded net of an allowance for doubtful accounts of $170.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

                                                           December 31,
                                                 ------------------------------
                                                     2000             1999
                                                 -------------   --------------

Computer hardware and software                   $  1,690,125    $     528,935
Office equipment and furniture                        405,735          212,016
Leasehold improvements                                 87,633           41,867
Equipment held under capital leases                   389,077           25,033
                                                 -------------   --------------
                                                    2,572,570          807,851
Less accumulated depreciation                        (567,717)        (115,516)
                                                 -------------   --------------
Property and equipment, net                      $  2,004,853    $     692,335
                                                 =============   ==============

Depreciation expense charged to operations for the years ended December 31, 2000, 1999 and 1998 was approximately $477,000, $71,000 and $3,000, respectively.

NOTE 6 - SOFTWARE DEVELOPMENT COSTS, NET

Software development costs consist of the following:

                                                      December 31,
                                           ---------------------------------
                                                 2000                 1999
                                           ------------             --------

Software development costs                 $ 10,464,502             $ 91,436
Less accumulated amortization                (1,559,605)             (19,768)
                                           ------------             --------
Software development costs, net            $  8,904,897             $ 71,668
                                           ============             ========

Amortization expense of software development costs totaled approximately $1.5 million, $18,000 and $2,000 for the years ended December 31, 2000, 1999 and 1998, respectively, and is included in "Product support and development" in the accompanying consolidated statements of operations.

NOTE 7 - INCOME TAXES

The Company has recorded a 100% valuation allowance on its deferred tax assets due to the uncertainty of the realization of the deferred tax assets. At December 31, 2000 and 1999, the significant components of the Company's deferred tax assets are as follows:

                                                   2000              1999
                                             ---------------   --------------
Net operating loss carryforwards             $   10,192,989    $  2,209,411
Depreciation and amortization                       448,093          12,344
Accrual to cash adjustment                           23,208          24,972
Other                                                    67          (9,529)
                                             ---------------   --------------
Total                                            10,664,357       2,237,198
Less valuation allowance                        (10,664,357)     (2,237,198)
                                             ---------------   --------------
                                             $           --    $         --
                                             ===============   ==============

The provision for income taxes differs from the amount computed by applying the statutory federal and state income tax rates to income before income taxes. The sources and tax effects of the difference are as follows:


                                      2000            1999            1998
                                 ------------    ------------     ------------
Expected tax benefit at 39.5%    $17,161,289     $ 1,457,452      $   456,246
Non-deductible expenses           (8,734,130)        (52,127)          (4,937)
Change in valuation allowance     (8,427,159)     (1,405,325)        (451,309)
                                 ------------    ------------     ------------
                                 $        --     $        --      $        --
                                 ============    ============     ============

As of December 31, 2000, the Company's net operating loss carryforwards for income tax purposes amounted to approximately $25.8 million and expire at various dates from 2011 through 2020.

NOTE 8 - SHAREHOLDERS' EQUITY

STOCK OPTION PLAN

In January 1997, the Company approved a 1996 and 1997 Incentive Stock Option Plan (ISO). The 1996 and 1997 Incentive Stock Option Plans, as amended, provide options for 900,000 and 4,000,000 shares, respectively, to be purchased for the greater of $.33 or the fair market value on the date of grant. In general, options have vesting terms of 4 to 5 years and expire 5 years after date of grant. Shares available for future option grants at December 31, 2000 totaled 1,636,950. As of December 31, 2000, the Company had granted options to purchase 3,932,400 shares of Common Stock to employees and Directors of the Company. The following is a summary of stock option activity during the years ended December 31, 2000, 1999 and 1998:


                                                                   Weighted
                                                                   Average
                                              Shares            Exercise Price
                                        -------------------    -----------------
Outstanding at December 31, 1997              1,932,000        $    1.37
Granted                                              --               --
Exercised                                            --               --
Canceled                                        (21,000)            0.33
                                        -------------------
Outstanding at December 31, 1998              1,911,000             1.38
Granted                                       1,070,000             9.65
Exercised                                      (372,000)            1.06
Canceled                                       (193,000)            2.57
                                        -------------------
Outstanding at December 31, 1999              2,416,000             5.00
Granted                                         762,400            12.31
Exercised                                       (29,000)            4.32
Canceled                                       (287,350)           12.53
                                        -------------------
Outstanding at December 31, 2000              2,862,050             6.20
                                        ===================


The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:


                         Outstanding Options            Exercisable Options
                ----------------------------------   ------------------------
                              Weighted   Weighted                   Weighted
                              Average     Average                    Average
   Exercise                  Remaining   Exercise                   Exercise
  Price Range    Number     Life (Yrs.)    Price          Number      Price
--------------- ----------- ----------- ----------   ------------- ----------
  $0.33-$0.37     694,200       1.02     $  0.36          636,000   $   0.36
     $1.83        510,000       1.06        1.83          408,000       1.83
  $3.01-$3.86     220,650       4.88        3.73               --         --
     $5.50        150,000       1.06        5.50          120,000       5.50
 $8.03-$11.16     939,800       3.59        9.62          369,520       9.64
 $13.00-$18.50    290,500       4.39       14.33           30,000      13.00
 $21.50-$30.38     44,400       4.15       28.53              150      21.50
 $32.94-$39.63     12,500       4.16       35.18               --         --
                ---------                               ---------
 $0.33-$39.63   2,862,050       2.58        6.20        1,563,670       3.58
                ==========                              =========


As permitted by SFAS No. 123, the Company accounts for options issued to employees under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In 2000, the Company granted options to a Director at an exercise price below the quoted market price, which resulted in total non-cash compensation of $2.4 million. The non-cash compensation cost is being recognized ratably over the vesting period. For the year ended December 31, 2000, compensation expense relating to these options totaled approximately $848,000.

If compensation cost for options issued to employees had been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been the pro forma amounts shown in the following table:


                              2000                1999                1998
                         ----------------    ---------------     ---------------
Net loss:
      As reported        $   (43,446,301)    $   (3,689,754)     $   (1,155,053)
      Pro forma              (45,793,724)        (4,469,977)         (1,164,110)

Net loss per share,
  basic and diluted:
      As reported        $        (6.39)     $       (0.65)      $       (0.24)
      Pro forma                   (6.74)             (0.78)              (0.24)


During the year ended December 31, 2000, the weighted average fair values of stock options granted at exercise prices below market price and at market price were $23.82 and $9.37, respectively. Stock options granted during 1999 were all granted at exercise prices equal to market and had a weighted average fair value of $6.24. No options were granted during the year ended December 31, 1998.

The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

                                Risk-free                            Expected
 Grant                          Interest           Expected            Term
 Date        Volatility           Rate             Dividends          (Years)
--------    --------------    --------------    ----------------    ----------
1999             80%              5.50%               0%                 4
2000            100%              6.11%               0%                 4



PREFERRED STOCK

The Company has authorized 1,000,000 shares of Preferred Stock of $.01 par value with preferences to be determined by the Board of Directors. On March 2, 2000, the Board of Directors designated 430,000 shares as Series A1 Convertible Preferred Stock ("Series A1 Preferred Stock").

In March 2000, the Company received net proceeds of $20.4 million in connection with the sale of 210,000 shares of Series A1 Preferred Stock at $100 per share. In May 2000, the Company completed the private placement through the sale of an additional 210,000 shares of Series A1 Preferred Stock at $100 per share. Total net proceeds from the private placement were $40.9 million. During 2000, 115,307 shares of Series A1 Preferred Stock were converted into 886,974 shares of Common Stock.

Each share of the Series A1 Preferred Stock is convertible into 7.69 shares of Common Stock at the option of the holder at any time. In the event that the Company issues or sells Common Stock or securities convertible or exchangeable for Common Stock, subject to certain exclusions, at a price per share less than the conversion price of the outstanding Series A1 Preferred Stock, the holders of the Series A1 Preferred Stock shall have the right to amend the conversion price of the Series A1 Preferred Stock outstanding to the price per share of the issuance. Automatic conversion occurs upon either of the following: completion by the Company of a public offering which raises gross proceeds of at least $50 million, at an effective price per share to the public of at least $26.00 as adjusted for stock splits, stock dividends or other similar transactions; or, upon the event that the market price per share of the Company's Common Stock exceeds $26.00, subject to adjustments for stock splits, stock dividends, or other similar transactions, for a consecutive twenty day period following the one-year anniversary of the effective date of a registration statement covering the Common Stock underlying the Series A1 Preferred Stock.

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

Upon any liquidation of the Company, holders of record of the Series A1 Preferred Stock shall be entitled to receive, out of the assets of the Company and before any distribution or payment is made upon any class of security of lesser rank, an amount per share equal to the lesser of $100 per share or the assets of the Company available for distribution to its shareholders, distributed ratably among holders of the outstanding Series A1 Preferred Stock. After the distribution to the holders of Series A1 Preferred Stock has been made, the remaining assets of the Company available for distribution to shareholders shall be distributed pro rata solely among the holders of Common Stock.

Holders may redeem shares of Series A1 Preferred Stock in the event that the Company does not honor a conversion. In such a case, the redemption amount is equal to, at the option of the holder, the market value of the Common Stock that the shares of Series A1 Preferred Stock would otherwise have been convertible into or $100 per share.

WARRANTS

During 1997, the Company issued 6,000 warrants to two lenders as partial consideration for loans. Each warrant is convertible into one share of the Company's Common Stock and is exercisable at $1.83 per share. The warrants expire 5 years from the effective date.

The Company has issued warrants to consultants in consideration of having acted as agents for the Company's private placements. The Company issued warrants to purchase 353,971 and 27,000 shares of Common Stock to placement agents in 1999 and 1997, respectively. The weighted average exercise price of warrants issued to placement agents in 1999 and 1997 was $9.48 and $1.83, respectively. Each warrant was exercisable at the date of grant and expires 5 years from such date. The costs of warrants issued in conjunction with private placements were costs of raising capital and thus were deducted from additional paid-in capital. The fair value of the warrants, which was determined in accordance with SFAS No. 123, offset the deductions to additional paid-in capital.

On October 27, 1999, the Company granted 50,000 warrants to a consultant as consideration for general corporate services. The warrants expire in October of 2002 and had a weighted average exercise price of $12.00. The Company used the Black-Scholes model to calculate the fair value of these warrants by using the following weighted average assumptions: Volatility, 80%; Risk-free Interest Rate, 5.80%; Expected Dividends, $0; and Expected Term, 2 years. Based on these assumptions, the computed fair value of warrants issued to consultants was $140,000 and is charged to expense in the accompanying 1999 consolidated statement of operations.

On April 26, 2000, the Company entered into a Strategic Relationship Agreement (the "Strategic Relationship Agreement") with Genmar Holdings, Inc. ("Genmar"). The Strategic Relationship Agreement provides that Genmar will utilize the Company as its exclusive provider of an online procurement system. In connection with the Strategic Relationship Agreement, the Company entered into a Warrant Agreement (the "Warrant Agreement") pursuant to which the Company issued to Genmar warrants to purchase 1,442,081 shares of Common Stock upon execution of the Warrant Agreement. Each warrant was exercisable at the date of grant and has an exercise price of $1.83. Additional warrants to purchase 1,495,256 shares of Common Stock will be issued on April 26, 2001, or earlier upon the occurrence of certain events. The Black-Scholes value of the warrants issued to Genmar was calculated using the following assumptions: Volatility, 80%; Risk-free Interest Rate, 6.42%; Expected Dividends, $0; and Expected Term, 3 years. Based on these assumptions, the computed fair value of the warrants issued on April 26, 2000 was approximately $21.7 million, and is included as "Fair value of warrants" in the accompanying consolidated statement of operations.

The following is a summary of warrant activity during the years ended December 31, 2000, 1999 and 1998:

                                                                   Weighted
                                                                   Average
                                        Number of Warrants      Exercise Price
                                        -------------------    -----------------

Outstanding at December 31, 1997                 33,000               $1.83
Issued                                               --                  --
                                        -------------------
Outstanding at December 31, 1998                 33,000                1.83
Issued                                          403,971                9.79
                                        -------------------
Outstanding at December 31, 1999                436,971                9.19
Issued                                        1,442,081                1.83
Exercised                                       (27,000)               1.83
                                        -------------------
Outstanding at December 31, 2000              1,852,052                3.57
                                        ===================


NOTE 9 - RELATED PARTY TRANSACTIONS

In July of 1999, the Company loaned its Chief Executive Officer, who is also a Director and a shareholder, $22,200. The loan bore an interest rate of 1% over the prime rate and matured in July of 2000. Interest income earned by the Company from this loan was approximately $875 and $900 for the years ended December 31, 2000 and 1999, respectively.

The Chief Executive Officer owns another company which made loans to the Company pursuant to a revolving loan agreement. The loan agreement specified interest at 2.5% over the prime rate, with principal due upon demand. The loan was paid during 1999. The Company incurred approximately $2,000 and $19,000 of interest expense under the revolving loan agreement for the years ended December 31, 1999 and 1998, respectively.

NOTE 10 - MAJOR CUSTOMER

For the year ended December 31, 2000, revenues from one major customer accounted for approximately 47% of total revenues.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its office space under two operating leases, one of which expires on June 30, 2004 and the other on October 31, 2003. Minimum future lease payments under non-cancelable operating leases as of December 31, 2000 are as follows:

2001                         $     741,040
2002                               933,347
2003                               803,257
2004                               124,307
                             --------------
                             $   2,601,951
                             ==============

For the years ended December 31, 2000, 1999 and 1998, rental expense for all operating leases was approximately $239,000, $84,000 and $43,000, respectively.

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

Minimum future lease payments under capital leases as of December 31, 2000 are as follows:

         2001                                                   $ 160,794
         2002                                                     160,794
         2003                                                      67,687
         2004                                                       8,189
                                                                ---------
         Total minimum lease payments                             397,464
         Less amount representing interest                        (49,677)
                                                                ---------
         Present value of net minimum lease payments            $ 347,787
                                                                =========

Interest rates on capitalized leases vary from 9.5% to 11.31% and are based on the Company's incremental borrowing rate. Interest expense on capital lease obligations for the years ended December 31, 2000, 1999 and 1998 was approximately $13,000, $2,000, and $4,000, respectively.

EMPLOYMENT AGREEMENTS

The Company has employment contracts with its executive officers, which expire at various dates through December 31, 2004. The agreements provide for minimum salary levels, annual bonuses at the sole discretion of the Board of Directors and other benefits upon a change of control. The commitment for future salaries at December 31, 2000, excluding bonuses, are as follows:

         2001                                                  $  450,000
         2002                                                     265,000
         2003                                                     265,000
         2004                                                     265,000
                                                               ----------
         Total                                                 $1,245,000
                                                               ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On August 24, 1999, we dismissed McClain & Company, L.C. ("McClain") as our independent public accountant and engaged Arthur Andersen LLP as our independent public accountant. Both of these decisions were approved by our Board of Directors and the audit committee of our Board of Directors.

McClain's report on our financial statements for the two most recent fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during our two most recent fiscal years and through August 24, 1999, there were no disagreements with McClain on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of McClain, would have caused McClain to make reference to the subject matter of the disagreement in connection with its report.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  EXHIBITS


EXHIBITS     DESCRIPTION OF DOCUMENT
--------     -----------------------

  3.1         Form of Amended and Restated Articles of Incorporation of the
              Company (1)

  3.2         Form of Amended and Restated Bylaws of the Company (1)

  3.3 Articles of Amendment to Amended and Restated Articles of Incorporation of Affiliated Networks, Inc. (4)

  4.1 Certificate of Designation for the Series A1 Convertible Preferred Stock, par value $.01 (4)

  4.2 Securities Purchase Agreement among Marex.com, Inc. and Certain Purchasers, dated March 2, 2000 (4)

  4.3 Registration Rights Agreement among Marex.com, Inc. and Certain Purchasers, dated March 2, 2000 (4)

  10.1        1996 Incentive Stock Option Plan, as amended (1)

  10.2        1997 Incentive Stock Option Plan, as amended (1)

  10.3        Amended and Restated 1997 Stock Option Plan (3)

  10.4 Company's Office Lease, 2701 South Bayshore Dr., Miami, FL, as amended (5)

  10.5 Company's Office Lease, 5835 Blue Lagoon Dr., Miami, FL, as amended (6)

  21.1        Subsidiaries of the Registrant (6)

  23.1        Consent of Arthur Andersen LLP (6)

  23.2        Consent of McClain & Company, L.C. (6)

 ----------------
(1) Previously filed as an exhibit to the Company's Form 10-SB and Amendment No. 1 to Form 10-SB.

(2) Previously filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1998.

(3) Previously filed as part of the Company's Form DEFS14A filed on October 19, 1999.

(4) Previously filed as an exhibit to the Company's Form 8-K filed on March 8, 2000.

(5) Previously filed as an exhibit to the Company's Form 10-K filed on March 23, 2000.

(6)  Filed herewith.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed in the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      MAREX.COM, INC.

Date:      MARCH 23, 2001                             By: /s/ DAVID A. SCHWEDEL
                                                      -------------------------
                                                      David A. Schwedel
                                                      Chief Executive Officer

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


SIGNATURE                                     TITLE                                        DATE
---------                                     -----                                        ----

/s/ DAVID A. SCHWEDEL                         Director, Chairman of the Board,             March 23, 2001
---------------------                         and Chief Executive Officer
David A. Schwedel




/s/ KENBIAN A. NG                             Chief Financial Officer                      March 23, 2001
-----------------                             (Principal Financial and Accounting
Kenbian A. Ng                                  Officer)




/s/ DANIEL F. GALLAGHER                       Director                                     March 23, 2001
-----------------------
Daniel F. Gallagher




/s/ GEORGE GLAZER                             Director                                     March 23, 2001
-----------------
George Glazer




/s/ ROBERT C. HARRIS, JR.                     Director                                     March 23, 2001
-------------------------
Robert C. Harris, Jr.




/s/ ROGER A. TROMBINO                         Director                                     March 23, 2001
---------------------
Roger A. Trombino

