Form 10-Q
period 2001-03-31
MAREX COM INC
filed 2001-05-15
CIK 1034867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2001

                                        OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___________ to ____________.

                        Commission file number: 000-25129


                                 MAREX.COM, INC.
             (Exact name of registrant as specified in its charter)


             FLORIDA                                          65-0354269
-------------------------------                          ---------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

    5835 BLUE LAGOON DRIVE, 4TH FLOOR
           MIAMI, FLORIDA                                           33126
------------------------------------------                         --------
(Address of principal executive offices)                           (Zip Code)



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 285-2003

   Former address: 2701 South Bayshore Drive, 5th Floor, Miami, Florida 33133

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

The number of shares outstanding of the registrant's Common Stock as of April 30, 2001 was 7,343,980.

                                 MAREX.COM, INC.

                                TABLE OF CONTENTS


                                                                                PAGE
                                                                                ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of March 31, 2001 and
        December 31, 2000 ..................................................       2

        Condensed Consolidated Statements of Operations for the three months
        ended March 31, 2001 and 2000 ......................................       3

        Condensed Consolidated Statements of Cash Flows for the three months
        ended March 31, 2001 and 2000 ......................................       4

        Notes to Condensed Consolidated Financial Statements ...............       5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ..............................................       9

Item 3. Quantitative and Qualitative Disclosures About Market Risk .........      15

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings ..................................................      15

Item 2. Changes in Securities and Use of Proceeds ..........................      15

Item 3. Defaults Upon Senior Securities ....................................      15

Item 4. Submission of Matters to a Vote of Security Holders ................      15

Item 5. Other Information ..................................................      15

Item 6. Exhibits and Reports on Form 8-K ...................................      16

        Signatures .........................................................      17


                        MAREX.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              MARCH 31,        DECEMBER 31,
                                                                                                2001               2000
                                                                                            ------------       ------------
                                                                                             (unaudited)
                                              ASSETS

Current assets:
    Cash and cash equivalents ........................................................      $ 13,149,061       $ 19,624,266
    Accounts receivable, net .........................................................            33,071             18,901
    Prepaid expenses and other current assets ........................................           369,985            714,350
    Loan to related party ............................................................           200,000                 --
                                                                                            ------------       ------------
       Total current assets ..........................................................        13,752,117         20,357,517
                                                                                            ------------       ------------
Property and equipment, net ..........................................................         1,895,275          2,004,853
                                                                                            ------------       ------------

Other assets:
    Trademark, net ...................................................................             2,708              6,771
    Software development costs, net ..................................................         8,582,380          8,904,897
    Deposits .........................................................................           192,149            197,643
                                                                                            ------------       ------------
       Total other assets ............................................................         8,777,237          9,109,311
                                                                                            ------------       ------------
           Total assets ..............................................................      $ 24,424,629       $ 31,471,681
                                                                                            ============       ============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Capital lease obligations ........................................................      $    132,172       $    130,481
    Accounts payable and accrued expenses ............................................         3,689,128          7,195,954
                                                                                            ------------       ------------
       Total current liabilities .....................................................         3,821,300          7,326,435

Long-term liabilities:
    Capital lease obligations, net of current portion ................................           178,750            217,306
                                                                                            ------------       ------------
           Total liabilities .........................................................         4,000,050          7,543,741
                                                                                            ------------       ------------

Shareholders' equity:
    Preferred Stock, par value $.01 per share, 1,000,000
       shares authorized, 304,693 shares of Series
       A1 Convertible Preferred Stock outstanding as of
       March 31, 2001 and December 31, 2000 ..........................................        30,469,300         30,469,300
    Common Stock, par value $.01 per share,
       25,000,000 shares authorized, 7,343,980 and 7,339,780
       shares issued and outstanding as of March 31, 2001 and
       December 31, 2000, respectively ...............................................            73,440             73,398
    Additional paid-in capital .......................................................        42,840,249         42,721,486
    Accumulated deficit ..............................................................       (52,958,410)       (49,336,244)
                                                                                            ------------       ------------
       Total shareholders' equity ....................................................        20,424,579         23,927,940
                                                                                            ------------       ------------
           Total liabilities and shareholders' equity ................................      $ 24,424,629       $ 31,471,681
                                                                                            ============       ============


            See Notes to Condensed Consolidated Financial Statements

                        MAREX.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 -----------------------------
                                                                    2001              2000
                                                                 -----------       -----------
Revenues ....................................................    $    48,668       $     3,447
                                                                 -----------       -----------

Operating expenses:
    Product support and development .........................      1,972,534           737,684
    Selling and marketing ...................................      1,088,521           929,565
    General and administrative ..............................        698,326         1,043,860
    Stock-based compensation ................................        117,405           489,184
                                                                 -----------       -----------
       Total operating expenses .............................      3,876,786         3,200,293
                                                                 -----------       -----------
Loss from operations ........................................     (3,828,118)       (3,196,846)
                                                                 -----------       -----------

Other income (expense):
    Interest income .........................................        222,513            90,671
    Interest expense ........................................         (8,368)             (905)
    Other ...................................................         (8,193)           (1,484)
                                                                 -----------       -----------
       Total other income ...................................        205,952            88,282
                                                                 -----------       -----------

Net loss ....................................................    $(3,622,166)      $(3,108,564)
                                                                 ===========       ===========

Net loss per share, basic and diluted........................    $     (0.49)      $     (0.49)
                                                                 ===========       ===========

Weighted average shares of Common Stock
    outstanding .............................................      7,341,647         6,406,597
                                                                 ===========       ===========






            See Notes to Condensed Consolidated Financial Statements

                        MAREX.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                       THREE MONTHS
                                                                                          ENDED
                                                                                         MARCH 31,
                                                                               -------------------------------
                                                                                    2001               2000
                                                                               ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ............................................................      $ (3,622,166)      $ (3,108,564)
    Adjustments to reconcile net loss to
       net cash used in operating activities
         Provision for doubtful accounts ................................               243                 --
         Depreciation ...................................................           192,623             59,395
         Amortization ...................................................           609,825              8,634
         Stock-based compensation .......................................           117,405            489,184
         Loss on disposal of property and equipment .....................                --              1,484
         Increase in accounts receivable ................................           (14,413)                --
         Decrease (increase) in prepaid expenses and other current assets           344,365           (679,242)
         Decrease (increase) in deposits ................................             5,494            (11,013)
         (Decrease) increase in accounts payable and accrued expenses ...        (3,506,826)         2,166,009
                                                                               ------------       ------------
              Net cash used in operating activities .....................        (5,873,450)        (1,074,113)
                                                                               ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment .................................           (83,045)          (438,011)
    Additions to software development costs .............................          (283,245)        (2,105,869)
    (Increase) decrease in loan to related party ........................          (200,000)            22,200
                                                                               ------------       ------------
              Net cash used in investing activities .....................          (566,290)        (2,521,680)
                                                                               ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital lease obligations .....................           (36,865)            (8,459)
    Proceeds from exercise of stock options and warrants ................             1,400             49,410
    Proceeds from issuance of Preferred Stock ...........................                --         20,449,715
                                                                               ------------       ------------
              Net cash (used in) provided by financing activities .......           (35,465)        20,490,666
                                                                               ------------       ------------

Net (decrease) increase in cash and cash equivalents ....................        (6,475,205)        16,894,873

CASH AND CASH EQUIVALENTS, beginning of period ..........................        19,624,266          3,434,036
                                                                               ------------       ------------
CASH AND CASH EQUIVALENTS, end of period ................................      $ 13,149,061       $ 20,328,909
                                                                               ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Cash paid during each period for interest .........................      $      8,368       $        905
                                                                               ============       ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW INFORMATION:

      Acquisition of equipment under capital lease obligations ..........      $         --       $     64,012
                                                                               ============       ============







            See Notes to Condensed Consolidated Financial Statements

                        MAREX.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements of Marex.com, Inc. and subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for each period shown. The results of operations for the 2001 interim period presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The accounting policies followed for interim financial reporting are the same as those disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(2) RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. As required, we adopted SFAS No. 133 in the first quarter of 2001. The adoption of this statement did not have an effect on our consolidated results of operations and financial position as we did not hold any derivative instruments during the three months ended March 31, 2001.

(3) NET LOSS PER SHARE

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

The following options and warrants to purchase shares of Common Stock were outstanding at the end of each period, but were not included in the computation of diluted earnings per share because the Company reported a net loss for each of the quarters presented and, therefore, the effect would be antidilutive:

                                                       MARCH 31,
                                            --------------------------------
                                                 2001               2000
                                            -------------      -------------
      OPTIONS

      Outstanding ....................          3,951,700          2,698,700
      Weighted average exercise prices      $        4.95      $        6.32

      WARRANTS

      Outstanding ....................          1,852,052            409,971
      Weighted average exercise prices      $        3.57      $        9.68

In addition, the Company had 304,693 shares of Preferred Stock outstanding as of March 31, 2001 that were convertible into 2,343,792 shares of Common Stock.

(4) SOFTWARE DEVELOPMENT COSTS

The Company follows Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and EITF 00-02, "Accounting for Web Site Development Costs," for the accounting of development costs. During the three months ended March 31, 2001 and 2000, the Company capitalized $283,000 and $2.1 million, respectively, of development costs associated with development of its e-commerce solutions.

(5) ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related Interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. In March 2000, the Company granted options to a director at an exercise price below the quoted market price which resulted in total non-cash compensation of $2.4 million. During the three months ended March 31, 2001 and 2000, compensation expense related to the vested portion of the stock options granted to the director totaled $117,000 and $489,000, respectively, and is included in the unaudited condensed consolidated statements of operations as "Stock-based compensation."

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

Each share of the Series A1 Preferred Stock is convertible into 7.69 shares of Common Stock at the option of the holder at any time. In the event that the Company issues or sells Common Stock or securities convertible or exchangeable for Common Stock, subject to certain exclusions, at a price per share less than the conversion price of the outstanding Series A1 Preferred Stock, the holders of the Series A1 Preferred Stock shall have the right to amend the conversion price of the Series A1 Preferred Stock outstanding to the price per share of the issuance. Automatic conversion occurs upon either of the following: completion by the Company of a public offering which raises gross proceeds of at least $50 million, at an effective price per share to the public of at least $26.00 as adjusted for stock splits, stock dividends or other similar transactions; or, upon the event that the market price per share of the Company's Common Stock exceeds $26.00, subject to adjustments for stock splits, stock dividends, or other similar transactions, for a consecutive twenty-day period following the one-year anniversary of the effective date of a registration statement covering the Common Stock underlying the Series A1 Preferred Stock.

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

(8) RELATED PARTY TRANSACTIONS

In February 2001, the Company loaned its Chief Executive Officer, who is also a Director and a shareholder, $200,000. The loan accrues interest at an annual rate of 8.5% and matures on April 28, 2001.

In March 2000, the Company made a payment of $435,000 to a consultant, who is also a shareholder of the Company, for strategic business consulting. Under the arrangement, the consultant provided consulting services to the Company through December 31, 2000. Consulting expense related to the agreement totaled $109,000 for the three months ended March 31, 2000 and is included in the accompanying condensed consolidated statement of operations as a component of "General and administrative" expenses.

(9) MAJOR CUSTOMER

For the three months ended March 31, 2001, revenues from one major customer accounted for approximately 58% of total revenues.

(10) SUBSEQUENT EVENT

On April 26, 2001, the Company issued to Genmar additional warrants to purchase 1,495,256 shares of Common Stock pursuant to the terms of the Warrant Agreement entered into on April 26, 2000. In connection with this issuance, the Company will record a non-cash expense of approximately $1.8 million in April 2001. As of April 26, 2001, the Company had issued warrants to Genmar to purchase a total of 2,937,337 shares of Common Stock. All such warrants are exercisable immediately, subject to certain restrictions, and have an exercise price of $1.83.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED ELSEWHERE IN THIS FORM 10-Q. IT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH RELATE TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, TECHNOLOGICAL DEVELOPMENTS, AND SIMILAR MATTERS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF MAREX TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED ELSEWHERE IN THIS REPORT IN THE SECTION ENTITLED "RISK FACTORS" AND THE RISKS DISCUSSED IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS.

OVERVIEW

Marex is the leading business to business ("B2B") e-commerce company serving the marine industry. Marex's mission is to improve the efficiency of marine industry supply chains. We have developed procurement solutions for the automation of business transactions for marine businesses.

Our objective is to expand our position as the leading B2B e-commerce solution for the marine industry. We are focused on developing our business to provide the most efficient tools possible for the procurement of marine goods.

In June 2000, we launched our main products, MarExpress! and MarexPO!. MarExpress! provides boat builders and other marine industry buyers with an e-procurement solution that enables them to buy new parts, supplies, components, and equipment through a web-based transaction system. Buyers can obtain product information, conduct e-procurement to support business workflows and controls, track orders, and complete product returns through a single, automated, online hub. MarexPO! is an e-commerce solution for marine industry suppliers and distributors that provides worldwide exposure and enables them to sell new parts, supplies, components and equipment to marine businesses through a web-based transaction system. By utilizing a thorough outfitting process for buyers and suppliers, the system recognizes the unique relationships between each buyer and supplier and only provides the supplier's product information and pricing that is appropriate for each specific buyer. Prior to the launch of our main products, Marex's Internet based trading exchange, the Exchange, and its successor, Classifieds and Auctions, were the only products offered to the marine industry. In order to focus all of our resources on our main products, we have suspended the Classifieds and Auctions product in the first quarter of 2001.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000

         REVENUES

For the three months ended March 31, 2001, we recorded revenues of $49,000 compared to $3,000 during the same period in 2000. The increase was primarily due to the launch of MarExpress! and MarexPO! in June 2000.

MarExpress! and MarexPO! generate revenues by charging a transaction fee which is based on the gross transaction price of items purchased and sold through the system. The transaction fee is recognized as revenue when our customers' right to receive a refund for the transaction fee expires. For the three months ended March 31, 2001, we recorded revenues of $49,000 generated from $2.8 million of transactions. As of March 31, 2001, in process transactions totaled $1.7 million, which represent $29,000 of revenues that may be recognized in future periods. MarExpress! and MarexPO! were not launched until June 2000, therefore no revenue was recognized from these products during the three months ended March 31, 2000.

In the future, we expect revenues from MarExpress! and MarexPO! to increase as a result of the increase in the number of customers online and the increased use of the system by our existing customers. As of March 31, 2001, we had entered into agreements with 39 boat builders and 120 suppliers. Of these agreements, 15 boat builders and 50 suppliers were online. Due to the launch of Version 2.0 of our e-commerce solutions in December 2000, we expect a significant increase in the rate that customers will be signed and brought online.

The Exchange generated revenues by charging a transaction fee for completed transactions. For the three months ended March 31, 2000, we recorded revenues of $3,000 generated from $86,000 of completed transactions through the Exchange. For the three months ended March 31, 2001, no revenue was recognized from this product.

         PRODUCT SUPPORT AND DEVELOPMENT

Product support and development expenses consist primarily of compensation for product support and development personnel, cost of outside contractors, amortization of software development costs, and other costs associated with the operations and enhancements of the website. Product support and development expenses increased to $2.0 million for the three months ended March 31, 2001, compared to $738,000 for the same period in 2000. The change related primarily to increases of $288,000 in personnel and personnel related costs and $590,000 in amortization of software development costs. The balance was comprised of overhead and operating costs directly associated with the development, support and maintenance of the web site and e-commerce products.

         SELLING AND MARKETING

Selling and marketing expenses consist primarily of compensation for sales and marketing personnel, cost of outside contractors and marketing costs. Selling and marketing expenses increased to $1.1 million for the three months ended March 31, 2001, compared to $930,000 for the same period in 2000. The change is primarily due to an increase of $229,000 in personnel and personnel related costs for salespeople and increases in operating costs associated with selling activities, which were partially offset by a decrease of $333,000 in advertising and marketing costs.

         GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation for administrative personnel, facilities expenses, professional fees, and general corporate expenses. General and administrative expenses decreased to $698,000 for the three months ended March 31, 2001, compared to $1.0 million for the same period in 2000. The change related primarily to decreases of $270,000 in personnel and personnel related costs and $109,000 in consulting expenses.

         STOCK-BASED COMPENSATION

Stock-based compensation resulting from stock options granted to a director decreased to $117,000 for the three months ended March 31, 2001, compared to $489,000 for the same period in 2000. The decrease resulted from a larger portion of the stock options vesting during the first quarter of 2000.

         OTHER INCOME AND EXPENSE

We recognized $223,000 of interest income for the three months ended March 31, 2001, compared to $91,000 for the three months ended March 31, 2000. The increase was a result of higher balances of marketable securities derived from the net proceeds of our private placements. Interest expense for the three months ended March 31, 2001 was $8,000, compared to $1,000 for the three months ended March 31, 2000. The increase was due to the increase in capital lease obligations.

         NET LOSS

Our net loss increased to $3.6 million for the three months ended March 31, 2001, from $3.1 million in the three months ended March 31, 2000. The change resulted from the increase in costs, as described above.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the private sales of Common Stock and Preferred Stock.

Net cash used in operating activities was $5.9 million for the three months ended March 31, 2001, primarily as a result of a net loss of $3.6 million and the decrease of $3.5 million in accounts payable and accrued expenses. The net loss and decrease in accounts payable and accrued expenses were partially offset by a decrease of $344,000 in prepaid expenses and other current assets, a non-cash stock-based compensation charge of $117,000, depreciation expense of $193,000 and amortization expense of $610,000.

Net cash used in investing activities was $566,000 for the three months ended March 31, 2001, primarily due to $283,000 of software development costs related to the development of our e-commerce solutions and a $200,000 loan to a related party.

Net cash used in financing activities was $35,000 for the three months ended March 31, 2001, primarily due to principal payments on capital lease obligations.

As of March 31, 2001, cash and cash equivalents totaled $13.1 million, while our working capital was $9.9 million. In comparison, as of December 31, 2000, cash and cash equivalents totaled $19.6 million, while our working capital was $13.0 million. To date, our primary uses of cash have been in operating activities to fund the development and promotion of our e-commerce solutions.

We anticipate that our operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. We believe that our available funds will be sufficient to meet our working capital and operating resources requirements for at least the next twelve months. In the event that our working capital and operating resources requirements during the next twelve months exceed our available funds, we may not be able to raise additional capital on acceptable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. As required, we adopted SFAS No. 133 in the first quarter of 2001. The adoption of this statement did not have an effect on our consolidated results of operations and financial position as we did not hold any derivative instruments during the three months ended March 31, 2001.

RISK FACTORS

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

WE MAY REQUIRE ADDITIONAL CAPITAL FOR OPERATIONS, WHICH COULD HAVE A NEGATIVE EFFECT ON YOUR INVESTMENT

We currently anticipate that our available funds will be sufficient to meet anticipated needs for working capital and capital expenditures for at least the next twelve months. We may need to raise additional funds in the future in order to fund rapid expansion, to develop new or enhanced solutions and services, to respond to competitive pressures, to acquire complementary businesses, or for other operating requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any market risk sensitive instruments. As a result, this item is not applicable to our consolidated balance sheet as of March 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in, or aware of, any material litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


EXHIBITS         DESCRIPTION OF DOCUMENT
--------         -----------------------

3.1              Amended and Restated Articles of Incorporation of the
                 Company (1)

3.2              Amended and Restated Bylaws of the Company (1)

3.3 Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (3)

4.1 Certificate of Designation for the Series A1 Convertible Preferred Stock, par value $.01 (3)

4.2 Securities Purchase Agreement among Marex.com, Inc. and Certain Purchasers, dated March 2, 2000 (3)

4.3 Registration Rights Agreement among Marex.com, Inc. and Certain Purchasers, dated March 2, 2000 (3)

10.1             1996 Incentive Stock Option Plan, as amended (1)

10.2             Amended and Restated 1997 Stock Option Plan (2)

10.3 Company's Office Lease, 2701 South Bayshore Dr., Miami, FL, as amended (4)

10.4 Company's Office Lease, 5835 Blue Lagoon Dr., Miami, FL, as amended (5)

-----------------
(1) Previously filed as an exhibit to the Company's Form 10-SB and Amendment No. 1 to Form 10-SB.
(2) Previously filed as part of the Company's Form DEFS14A filed on October 19, 1999.
(3) Previously filed as an exhibit to the Company's Form 8-K filed on March 8, 2000.
(4) Previously filed as an exhibit to the Company's Form 10-K filed on March 23, 2000.
(5) Previously filed as an exhibit to the Company's Form 10-K filed on March 23, 2001.

(b)  REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the three months ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MAREX.COM, INC.

DATE: MAY 15, 2001                     By: /s/ DAVID A. SCHWEDEL
                                       ----------------------------------------
                                       David A. Schwedel
                                       Chief Executive Officer

DATE: MAY 15, 2001                     By: /s/ KENBIAN A. NG
                                       ----------------------------------------
                                       Kenbian A. Ng
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)