Form 10-Q
period 2001-06-30
MAREX COM INC
filed 2001-08-03
CIK 1034867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ___________________

                        Commission file number: 000-25129


                                   MAREX, INC.
             (Exact name of registrant as specified in its charter)



             FLORIDA                                           65-0354269
-------------------------------                           -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

      5835 BLUE LAGOON DRIVE, 4TH FLOOR
             MIAMI, FLORIDA                                          33126
 -----------------------------------------                        ----------
  (Address of principal executive offices)                        (Zip Code)



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 285-2003

                          Former name: Marex.com, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of July 31, 2001 was 7,343,980.

                                   MAREX, INC.

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
                                             PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 2001 and
            December 31, 2000.................................................................................  2

            Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2001 and 2000...........................................................  3

            Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000......................................................................  4

            Notes to Condensed Consolidated Financial Statements..............................................  5

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................................................  9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk........................................ 17

                                                PART II - OTHER INFORMATION

Item 1.     Legal Proceedings................................................................................. 17

Item 2.     Changes in Securities and Use of Proceeds......................................................... 17

Item 3.     Defaults Upon Senior Securities................................................................... 17

Item 4.     Submission of Matters to a Vote of Security Holders............................................... 17

Item 5.     Other Information................................................................................. 18

Item 6.     Exhibits and Reports on Form 8-K.................................................................. 19

            Signatures........................................................................................ 20


                          MAREX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    JUNE 30,         DECEMBER 31,
                                                                      2001               2000
                                                                  ------------       ------------
                                                                  (unaudited)


                                             ASSETS

Current assets:
    Cash and cash equivalents                                     $  9,338,077       $ 19,624,266
    Accounts receivable, net                                            88,929             18,901
    Prepaid expenses and other current assets                          311,944            714,350
    Loan to related party                                              400,000                 --
                                                                  ------------       ------------
       Total current assets                                         10,138,950         20,357,517
                                                                  ------------       ------------
Property and equipment, net                                          1,790,076          2,004,853
                                                                  ------------       ------------

Other assets:
    Trademark, net                                                          --              6,771
    Software development costs, net                                  7,500,027          8,904,897
    Deposits                                                           193,062            197,643
                                                                  ------------       ------------
       Total other assets                                            7,693,089          9,109,311
                                                                  ------------       ------------
           Total assets                                           $ 19,622,115       $ 31,471,681
                                                                  ============       ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Capital lease obligations                                     $    135,617       $    130,481
    Accounts payable and accrued expenses                            2,211,294          7,195,954
                                                                  ------------       ------------
       Total current liabilities                                     2,346,911          7,326,435

Long-term liabilities:
    Capital lease obligations, net of current portion                  143,526            217,306
                                                                  ------------       ------------
           Total liabilities                                         2,490,437          7,543,741
                                                                  ------------       ------------

Shareholders' equity:
    Preferred Stock, par value $.01 per share, 1,000,000
       shares authorized, 304,693 shares of Series A1
       Convertible Preferred Stock outstanding as of
       June 30, 2001 and December 31, 2000                          30,469,300         30,469,300
    Common Stock, par value $.01 per share,
       25,000,000 shares authorized, 7,343,980 and
       7,339,780 shares issued and outstanding as of
       June 30, 2001 and December 31, 2000,
       respectively                                                     73,440             73,398
    Additional paid-in capital                                      44,723,360         42,721,486
    Accumulated deficit                                            (58,134,422)       (49,336,244)
                                                                  ------------       ------------
       Total shareholders' equity                                   17,131,678         23,927,940
                                                                  ------------       ------------
           Total liabilities and shareholders' equity             $ 19,622,115       $ 31,471,681
                                                                  ============       ============





            See Notes to Condensed Consolidated Financial Statements

                          MAREX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                         JUNE 30,                             JUNE 30,
                                             -------------------------------       -------------------------------
                                                 2001               2000               2001               2000
                                             ------------       ------------       ------------       ------------
Revenues                                      $   103,987       $      1,165       $    152,655       $      4,612
                                             ------------       ------------       ------------       ------------

Operating expenses:
    Product support and development             1,702,832          2,427,018          3,675,366          3,164,702
    Selling and marketing                       1,027,740          1,850,035          2,116,261          2,779,600
    General and administrative                    790,115          1,600,691          1,488,441          2,644,551
    Stock-based compensation                      118,709            118,709            236,114            607,893
    Fair value of warrants                      1,764,402         21,746,581          1,764,402         21,746,581
                                             ------------       ------------       ------------       ------------
       Total operating expenses                 5,403,798         27,743,034          9,280,584         30,943,327
                                             ------------       ------------       ------------       ------------
Loss from operations                           (5,299,811)       (27,741,869)        (9,127,929)       (30,938,715)
                                             ------------       ------------       ------------       ------------
Other income (expense):
    Interest income                               130,924            444,703            353,437            535,374
    Interest expense                               (9,145)            (1,922)           (17,513)            (2,827)
    Other                                           2,020             (1,723)            (6,173)            (3,207)
                                             ------------       ------------       ------------       ------------
       Total other income                         123,799            441,058            329,751            529,340
                                             ------------       ------------       ------------       ------------
Net loss                                      $(5,176,012)      $(27,300,811)      $ (8,798,178)      $(30,409,375)
                                             ============       ============       ============       ============
Net loss per share, basic and diluted         $     (0.70)      $      (4.21)      $      (1.20)      $      (4.72)
                                             ============       ============       ============       ============

Weighted average shares of Common Stock
    outstanding                                 7,343,980          6,490,541          7,342,820          6,448,569
                                             ============       ============       ============       ============


















            See Notes to Condensed Consolidated Financial Statements

                          MAREX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                               -------------------------------
                                                                                    2001               2000
                                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   $ (8,798,178)      $(30,409,375)
    Adjustments to reconcile net loss to
       net cash used in operating activities
         Provision for doubtful accounts                                                763                 --
         Depreciation                                                               399,815            159,585
         Amortization                                                             1,174,106            137,111
         Stock-based compensation                                                   236,114            607,893
         Fair value of warrants                                                   1,764,402         21,746,581
         Loss on disposal of property and equipment                                      --              3,207
         Increase in accounts receivable                                            (70,791)                --
         Decrease (increase) in prepaid expenses and other current assets           402,406           (806,171)
         Decrease in deposits                                                         4,581              1,596
         (Decrease) increase in accounts payable and accrued expenses            (4,215,782)         3,589,838
                                                                               ------------       ------------
              Net cash used in operating activities                              (9,102,564)        (4,969,735)
                                                                               ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                            (185,038)          (976,565)
    Additions to software development costs                                        (531,343)        (2,746,144)
    (Increase) decrease in loan to related party                                   (400,000)            22,200
                                                                               ------------       ------------
              Net cash used in investing activities                              (1,116,381)        (3,700,509)
                                                                               ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital lease obligations                                 (68,644)           (13,448)
    Proceeds from exercise of stock options and warrants                              1,400             49,410
    Proceeds from issuance of Preferred Stock                                            --         40,901,005
                                                                               ------------       ------------
              Net cash (used in) provided by financing activities                   (67,244)        40,936,967
                                                                               ------------       ------------

Net (decrease) increase in cash and cash equivalents                            (10,286,189)        32,266,723

CASH AND CASH EQUIVALENTS, beginning of period                                   19,624,266          3,434,036
                                                                               ------------       ------------

CASH AND CASH EQUIVALENTS, end of period                                       $  9,338,077       $ 35,700,759
                                                                               ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Cash paid during each period for interest                                  $     17,513       $      2,827
                                                                               ============       ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH
    ACTIVITIES:

    Acquisition of equipment under capital lease obligations                   $         --       $     72,490
                                                                               ============       ============




            See Notes to Condensed Consolidated Financial Statements

                          MAREX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements of Marex, Inc. and subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for each period shown. The results of operations for the 2001 interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001.

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

(2) RECENT ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. As required, the Company adopted SFAS No. 133 in the first quarter of 2001. The adoption of this statement did not have an effect on the Company's financial position, results of operations or cash flows as it did not hold any derivative instruments.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. The Company does not expect the adoption of SFAS 141 to have an impact on its financial position, results of operations or cash flows.

In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company does not expect the adoption of SFAS 142 to have an impact on its financial position, results of operations or cash flows.

(3) NET LOSS PER SHARE

The Company is required to present basic and diluted earnings per share information. Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Diluted earnings per share was the same as basic earnings per share for all periods presented because the Company reported a net loss for all periods presented and, therefore, the effects of potential shares would be anti-dilutive. The total number of potential shares outstanding at June 30, 2001 and 2000 that were excluded from the diluted earnings per share calculation was approximately 9.5 million and 7.4 million, respectively.

(4) SOFTWARE DEVELOPMENT COSTS

The Company follows Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and EITF 00-02, "Accounting for Web Site Development Costs," for the accounting of development costs. During the six months ended June 30, 2001 and 2000, the Company capitalized $531,000 and $2.7 million, respectively, of development costs associated with development of its e-commerce solutions.

(5) ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. In March 2000, the Company granted options to a director at an exercise price below the quoted market price, which resulted in total non-cash compensation of $2.4 million. Compensation expense related to the vested portion of stock options granted to the director totaled $119,000 and $236,000, respectively, for the three months and six months ended June 30, 2001, and $119,000 and $608,000, respectively, for the three months and six months ended June 30, 2000. The compensation expense is included in the unaudited condensed consolidated statements of operations as "Stock-based compensation."

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

(8) WARRANTS

On April 26, 2000, the Company entered into a Strategic Relationship Agreement (the "Strategic Relationship Agreement") with Genmar Holdings, Inc. ("Genmar"). The Strategic Relationship Agreement provides that Genmar will utilize the Company as its exclusive provider of an online procurement system. In connection with the Strategic Relationship Agreement, the Company entered into a warrant agreement (the "Warrant Agreement") pursuant to which the Company issued to Genmar, on April 26, 2000 and April 26, 2001, warrants to purchase 1,442,081 and 1,495,256 shares, respectively, of Common Stock. All such warrants are exercisable immediately, subject to certain restrictions, and have an exercise price of $1.83.

The Company accounted for the warrants issued to Genmar by amortizing the Black-Scholes value of such warrants over the vesting period. In 2001, the Black-Scholes value of the warrants issued was calculated using the following assumptions: Volatility, 100%; Risk-free Interest Rate, 4.19%; Expected Dividends, $0; and Expected Term, 2 years. Based on these assumptions, the computed fair value of the warrants issued on April 26, 2001 was $1.8 million. In 2000, the Black-Scholes value of the warrants issued was calculated using the following assumptions:
Volatility, 80%; Risk-free Interest Rate, 6.42%; Expected Dividends, $0; and Expected Term, 3 years. Based on these assumptions, the computed fair value of the warrants issued on April 26, 2000 was $21.7 million. The computed fair values of the warrants issued are charged to expense in the accompanying unaudited condensed consolidated statements of operations as "Fair value of warrants."

(9) MAJOR CUSTOMER

For the three months and six months ended June 30, 2001, revenues from one major customer accounted for approximately 58% of total revenues.

(10) RELATED PARTY TRANSACTIONS

In 2001, the Company loaned its Chief Executive Officer, who is also a Director and shareholder, $400,000. The loan accrues interest at an annual rate of 8.0% and matures on December 29, 2001.

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

(11) LEGAL MATTERS

The Company is involved in litigation and claims incidental to its business. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, the Company does not believe that such legal matters will have a material adverse effect on its consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED ELSEWHERE IN THIS FORM 10-Q. IT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH RELATE TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, TECHNOLOGICAL DEVELOPMENTS, AND SIMILAR MATTERS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED ELSEWHERE IN THIS REPORT IN THE SECTION ENTITLED "RISK FACTORS" AND THE RISKS DISCUSSED IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS.

OVERVIEW

Marex is the leading e-commerce company serving the marine industry. Our mission is to improve the efficiency of marine industry supply chains. We have developed procurement solutions for the automation of business transactions for marine businesses.

Our objective is to expand our position as the leading e-commerce solution for the marine industry. We are focused on developing our business to provide the most efficient tools possible for the procurement of marine goods.

In June 2000, we launched our main products, MarExpress! and MarexPO!. MarExpress! provides boat builders and other marine industry buyers with an e-procurement solution that enables them to buy new parts, supplies, components, and equipment through a web-based transaction system. Buyers can obtain product information, conduct e-procurement to support business workflows and controls, track orders, and complete product returns through a single, automated, online hub. MarexPO! is an e-commerce solution for marine industry suppliers and distributors that provides worldwide exposure and enables them to sell new parts, supplies, components and equipment to marine businesses through a web-based transaction system. By utilizing a thorough outfitting process for buyers and suppliers, the system recognizes the unique relationships between each buyer and supplier and only provides the supplier's product information and pricing that is appropriate for each specific buyer. Prior to the launch of our main products, our Internet based trading exchange, the Exchange, and its successor, Classifieds and Auctions, were the only products offered to the marine industry. In order to focus all of our resources on our main products, we suspended the Classifieds and Auctions product in the first quarter of 2001.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND 2000

         REVENUES

For the three months ended June 30, 2001, we recorded revenues of $104,000 compared to $1,000 during the same period in 2000. The increase was primarily due to the launch of MarExpress! and MarexPO! in June 2000.

MarExpress! and MarexPO! generate revenues by charging a transaction fee which is based on the gross transaction price of items purchased and sold through the system. The transaction fee is recognized as revenue when our customers' right to receive a refund for the transaction fee expires. For the three months ended June 30, 2001, we recorded revenues of $104,000 generated from $6.0 million of transactions. As of June 30, 2001, in process transactions totaled $2.5 million, which represent $43,000 of revenues that may be recognized in future periods. MarExpress! and MarexPO! were not launched until June 2000, therefore no revenue was recognized from these products during the three months ended June 30, 2000. As of June 30, 2001, we had entered into agreements with 39 boat builders and 143 suppliers. Of these agreements, 18 boat builders and 75 suppliers were online.

Classifieds and Auctions generated revenues by charging listing and transaction fees. For the three months ended June 30, 2000, we recorded revenues of $1,000 generated from $22,000 of completed transactions through Classifieds and Auctions. For the same period in 2001, no revenue was recognized from this product.

         PRODUCT SUPPORT AND DEVELOPMENT

Product support and development expenses consist primarily of compensation for product support and development personnel, cost of outside contractors, software support costs, amortization of software development costs, and other costs associated with the operations and enhancements of our e-commerce products. Product support and development expenses decreased to $1.7 million for the three months ended June 30, 2001, compared to $2.4 million for the same period in 2000. The change related primarily to a decrease of $1.4 million in outside contractor costs, which was partially offset by increases of $448,000 in amortization of software development costs and $188,000 in software support costs. The decrease in outside contractor costs was attributable to the completion of the development of our MarexPO! and MarExpress! products in 2000.

         SELLING AND MARKETING

Selling and marketing expenses consist primarily of compensation for sales and marketing personnel, cost of outside contractors and marketing costs. Selling and marketing expenses decreased to $1.0 million for the three months ended June 30, 2001, compared to $1.9 million for the same period in 2000. The change is primarily due to decreases of $537,000 in marketing costs and $196,000 in outside contractor costs. The balance was comprised of decreases in overhead and operating costs directly associated with selling and marketing activities.

         GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation for administrative personnel, facilities expenses, professional fees, and general corporate expenses. General and administrative expenses decreased to $790,000 for the three months ended June 30, 2001, compared to $1.6 million for the same period in 2000. The change related primarily to decreases of $352,000 in personnel and personnel related costs, $162,000 in professional fees, and $109,000 for consulting services. The balance was comprised of decreases in corporate charges directly associated with our administrative functions.

         STOCK-BASED COMPENSATION

For the three months ended June 30, 2001 and 2000, we recorded a non-cash compensation expense of $119,000 relating to the vested portion of stock options granted to a director.

         FAIR VALUE OF WARRANTS

For the three months ended June 30, 2001, we recorded an expense of $1.8 million relating to the fair value of warrants issued in connection with a strategic relationship agreement, compared to $21.7 million for the same period in 2000. The difference in the expense recorded is primarily attributable to the market price of our Common Stock at the date of issuance compared to the exercise price.

         OTHER INCOME AND EXPENSE

We recorded $131,000 of interest income for the three months ended June 30, 2001, compared to $445,000 for the three months ended June 30, 2000. The decrease was a result of lower balances of marketable securities. Interest expense for the three months ended June 30, 2001 was $9,000, compared to $2,000 for the three months ended June 30, 2000. The increase was due to the increase in capital lease obligations.

         NET LOSS

Our net loss decreased to $5.2 million for the three months ended June 30, 2001, compared to $27.3 million for the three months ended June 30, 2000. The change resulted from decreases in the fair value of warrants issued and decreases in costs, as described above.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         REVENUES

For the six months ended June 30, 2001, we recorded revenues of $153,000 generated from $8.8 million of transactions. For the same period in 2000, we recorded revenues of $5,000 generated from $108,000 of completed transactions through the Exchange and Classifieds and Auctions. The increase was primarily due to the launch of MarExpress! and MarexPO! in June 2000.

         PRODUCT SUPPORT AND DEVELOPMENT

Product support and development expenses consist primarily of compensation for product support and development personnel, cost of outside contractors, software support costs, amortization of software development costs, and other costs associated with the operations and enhancements of our e-commerce products. Product support and development expenses increased to $3.7 million for the six months ended June 30, 2001, compared to $3.2 million for the same period in 2000. The change related primarily to increases of $1.0 million in amortization of software development costs, $367,000 in software support costs and $351,000 in personnel and personnel related costs, which were partially offset by a decrease of $1.3 million in outside contractor costs. The balance was comprised of overhead and operating costs directly associated with the development and maintenance of the website and e-commerce products.

         SELLING AND MARKETING

Selling and marketing expenses consist primarily of compensation for sales and marketing personnel, cost of outside contractors and marketing costs. Selling and marketing expenses decreased to $2.1 million for the six months ended June 30, 2001, compared to $2.8 million for the same period in 2000. The change is primarily due to decreases of $870,000 in marketing costs and $116,000 in outside contractor costs, which were partially offset by an increase of $258,000 in personnel and personnel related costs.

         GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation for administrative personnel, facilities expenses, professional fees, and general corporate expenses. General and administrative expenses decreased to $1.5 million for the six months ended June 30, 2001, compared to $2.6 million for the same period in 2000. The change related primarily to decreases of $622,000 in personnel and personnel related costs, $207,000 in professional fees, and $218,000 for consulting services. The balance was comprised of decreases in corporate charges directly associated with our administrative functions.

         STOCK-BASED COMPENSATION

Stock-based compensation resulting from stock options granted to a director decreased to $236,000 for the six months ended June 30, 2001, compared to $608,000 for the same period in 2000. The decrease resulted from a larger portion of the stock options vesting during the first six months of 2000.

         FAIR VALUE OF WARRANTS

For the six months ended June 30, 2001, we recorded an expense of $1.8 million relating to the fair value of warrants issued in connection with a strategic relationship agreement, compared to $21.7 million for the same period in 2000.

         OTHER INCOME AND EXPENSE

We recorded $353,000 of interest income for the six months ended June 30, 2001, compared to $535,000 for the six months ended June 30, 2000. The decrease was a result of lower balances of marketable securities. Interest expense for the six months ended June 30, 2001 was $18,000, compared to $3,000 for the six months ended June 30, 2000. The increase was due to the increase in capital lease obligations.

         NET LOSS

Our net loss decreased to $8.8 million for the six months ended June 30, 2001, from $30.4 million for the six months ended June 30, 2000. The change resulted from decreases in the fair value of warrants issued and decreases in costs, as described above.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the private sales of Common Stock and Preferred Stock.

Net cash used in operating activities was $9.1 million for the six months ended June 30, 2001, primarily as a result of a net loss of $8.8 million and a decrease of $4.2 million in accounts payable and accrued expenses. The net loss and decrease in accounts payable and accrued expenses were partially offset by a non-cash charge of $1.8 million for the fair value of warrants issued, amortization expense of $1.2 million, a decrease in prepaid expenses and other current assets of $402,000 and depreciation expense of $400,000.

Net cash used in investing activities was $1.1 million for the six months ended June 30, 2001, primarily due to $531,000 of software development costs related to the continuing development of our e-commerce solutions and a $400,000 loan to a related party.

Net cash used in financing activities was $67,000 for the six months ended June 30, 2001, primarily due to principal payments on capital lease obligations.

At June 30, 2001, cash and cash equivalents totaled $9.3 million, while our working capital was $7.8 million. In comparison, as of December 31, 2000, cash and cash equivalents totaled $19.6 million, while our working capital was $13.0 million. To date, our primary uses of cash have been in operating activities to fund the development and promotion of our e-commerce solutions.

We currently anticipate that our available funds will be sufficient to meet our projected working capital and operating resource requirements for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash equivalents, and cash that may be generated from operations are not sufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt securities. If we raise additional funds through the issuance of equity or convertible securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock. Furthermore, in the event that we issue or sell Common Stock or securities convertible for Common Stock, at a price per share less than the conversion price of the outstanding Series A1 Preferred Stock, the holders of the Series A1 Preferred Stock have the right to amend the conversion price to the price per share of the issuance. As a result, our stockholders may experience significant additional dilution. We cannot be certain that additional capital will be available to us on acceptable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. As required, we adopted SFAS No. 133 in the first quarter of 2001. The adoption of this statement did not have an effect on our financial position, results of operations or cash flows as we did not hold any derivative instruments.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. We do not expect the adoption of SFAS 141 to have an impact on our financial position, results of operations or cash flows.

In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. We do not expect the adoption of SFAS 142 to have an impact on our financial position, results of operations or cash flows.

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

         WE MAY REQUIRE ADDITIONAL CAPITAL FOR OPERATIONS, WHICH COULD HAVE A NEGATIVE EFFECT ON YOUR INVESTMENT

We currently anticipate that our available funds will be sufficient to meet our projected working capital and operating resource requirements for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash equivalents, and cash that may be generated from operations are not sufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt securities. If we raise additional funds through the issuance of equity or convertible securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock. Furthermore, in the event that we issue or sell Common Stock or securities convertible for Common Stock, at a price per share less than the conversion price of the outstanding Series A1 Preferred Stock, the holders of the Series A1 Preferred Stock have the right to amend the conversion price to the price per share of the issuance. As a result, our stockholders may experience significant additional dilution. We cannot be certain that additional capital will be available to us on acceptable terms or at all.

         WE FACE INTENSE COMPETITION

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any market risk sensitive instruments. As a result, this item is not applicable to the Company's consolidated balance sheet as of June 30, 2001.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in litigation and claims incidental to its business. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, the Company does not believe that such legal matters will have a material adverse effect on its consolidated financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2001, the Company held an annual meeting in Miami, Florida. The matters voted upon and their results were as follows:

         PROPOSAL 1

To elect directors of the Company, each to serve until the 2002 Annual Meeting or until his successor has been duly elected and qualified.

All nominees were elected based on the following voting results:


   Director                  For           Against            Abstain
----------------------    ---------       ---------          ---------
David A. Schwedel         7,113,284           0                5,561
Daniel F. Gallagher       7,113,284           0                5,561
George Glazer             7,113,284           0                5,561
Robert C. Harris, Jr.     7,113,284           0                5,561
Roger Trombino            7,113,284           0                5,561

         PROPOSAL 2

To ratify the appointment of Arthur Andersen LLP as independent certified public accountants of the Company for the year ending December 31, 2001.

Proposal 2 was approved based on the following voting results:

         For                     Against                 Abstain
-----------------------    --------------------    --------------------
      7,113,170                   4,225                   1,450

         PROPOSAL 3

To approve an amendment to the Company's Amended and Restated Articles of Incorporation to change the name of the Company to Marex, Inc.

Proposal 3 was approved based on the following voting results:

         For                     Against                 Abstain
-----------------------    --------------------    --------------------
      7,114,725                   4,000                    120

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

3.1        Amended and Restated Articles of Incorporation of the Company (1)

3.2        Amended and Restated Bylaws of the Company (1)

3.3 Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (3)

4.1 Certificate of Designation for the Series A1 Convertible Preferred Stock, par value $.01 (3)

4.2 Securities Purchase Agreement among Marex, Inc. and Certain Purchasers, dated March 2, 2000 (3)

4.3 Registration Rights Agreement among Marex, Inc. and Certain Purchasers, dated March 2, 2000 (3)

10.1       1996 Incentive Stock Option Plan, as amended (1)

10.2       Amended and Restated 1997 Stock Option Plan (2)

10.3       Company's Office Lease, 2701 South Bayshore Dr., Miami,
           FL, as amended (4)

10.4 Company's Office Lease, 5835 Blue Lagoon Dr., Miami, FL, as amended (5)

-------------
(1) Previously filed as an exhibit to the Company's Form 10-SB and Amendment No. 1 to Form 10-SB.
(2) Previously filed as part of the Company's Form DEFS14A filed on October 19, 1999.
(3) Previously filed as an exhibit to the Company's Form 8-K filed on March 8, 2000.
(4) Previously filed as an exhibit to the Company's Form 10-K filed on March 23, 2000.
(5) Previously filed as an exhibit to the Company's Form 10-K filed on March 23, 2001.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MAREX, INC.

August 3, 2001                   BY: /s/ DAVID A. SCHWEDEL
                                 ---------------------------------------------
                                 David A. Schwedel
                                 Chief Executive Officer

August 3, 2001                    BY: /s/ KENBIAN A. NG
                                 ---------------------------------------------
                                 Kenbian A. Ng
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)