Form 10-Q
period 2001-09-30
MAREX COM INC
filed 2001-11-09
CIK 1034867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number: 000-25129

MAREX, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0354269

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5835 Blue Lagoon Drive, 4th Floor
Miami, Florida	33126

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 285-2003

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

The number of shares outstanding of the registrant’s Common Stock as of November 6, 2001 was 7,343,980.

MAREX, INC.

MAREX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$7,081,292	$19,624,266

Accounts receivable, net	89,293	18,901

Prepaid expenses and other current assets	233,546	714,350

Loan to related party	400,000	—

Total current assets	7,804,131	20,357,517

Property and equipment, net	1,679,670	2,004,853

Other assets:

Trademark, net	—	6,771

Software development costs, net	489,197	8,904,897

Deposits	199,362	197,643

Total other assets	688,559	9,109,311

Total assets	$10,172,360	$31,471,681

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Capital lease obligations	$139,106	$130,481

Accounts payable and accrued expenses	2,022,044	7,195,954

Total current liabilities	2,161,150	7,326,435

Long-term liabilities:

Capital lease obligations, net of current portion	107,882	217,306

Total liabilities	2,269,032	7,543,741

Shareholders’ equity:

Preferred Stock, par value $.01 per share, 1,000,000 shares authorized, 304,693 shares of Series A1 Convertible Preferred Stock outstanding as of September 30, 2001 and December 31, 2000	30,469,300	30,469,300

Common Stock, par value $.01 per share, 25,000,000 shares authorized, 7,343,980 and 7,339,780 shares issued and outstanding as of September 30, 2001 and December 31, 2000, respectively	73,440	73,398

Additional paid-in capital	44,843,373	42,721,486

Accumulated deficit	(67,482,785)	(49,336,244)

Total shareholders’ equity	7,903,328	23,927,940

Total liabilities and shareholders’ equity	$10,172,360	$31,471,681

See Notes to Condensed Consolidated Financial Statements

MAREX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$92,921	$6,856	$245,576	$11,468

Operating expenses:

Product support and development	1,231,669	2,758,838	4,907,035	5,923,540

Selling and marketing	710,788	2,301,493	2,827,049	5,081,093

General and administrative	769,816	1,342,353	2,258,257	3,986,904

Impairment of software development costs	6,679,679	—	6,679,679	—

Stock-based compensation	120,013	120,013	356,127	727,906

Fair value of warrants	—	—	1,764,402	21,746,581

Total operating expenses	9,511,965	6,522,697	18,792,549	37,466,024

Loss from operations	(9,419,044)	(6,515,841)	(18,546,973)	(37,454,556)

Other income (expense):

Interest income	79,854	486,246	433,291	1,021,620

Interest expense	(8,799)	(2,495)	(26,312)	(5,322)

Other	(374)	(3,306)	(6,547)	(6,513)

Total other income	70,681	480,445	400,432	1,009,785

Net loss	$(9,348,363)	$(6,035,396)	$(18,146,541)	$(36,444,771)

Net loss per share, basic and diluted	$(1.27)	$(0.87)	$(2.47)	$(5.51)

Weighted average shares of Common Stock outstanding	7,343,980	6,951,011	7,343,211	6,617,272

See Notes to Condensed Consolidated Financial Statements

MAREX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months
	Ended
	September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(18,146,541)	$(36,444,771)

Adjustments to reconcile net loss to net cash used in operating activities

Provision for doubtful accounts	7,673	—

Depreciation	619,388	305,288

Amortization	1,721,272	489,013

Impairment of software development costs	6,679,679	—

Stock-based compensation	356,127	727,906

Fair value of warrants	1,764,402	21,746,581

Loss on disposal of property and equipment	—	3,207

Increase in accounts receivable	(78,065)	(5,755)

Decrease (increase) in prepaid expenses and other current assets	480,804	(1,082,353)

Increase in deposits	(1,719)	(41,902)

(Decrease) increase in accounts payable and accrued expenses	(4,405,032)	5,505,458

Net cash used in operating activities	(11,002,012)	(8,797,328)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(294,205)	(1,455,462)

Additions to software development costs	(747,358)	(6,935,616)

(Increase) decrease in loan to related party	(400,000)	22,200

Net cash used in investing activities	(1,441,563)	(8,368,878)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on capital lease obligations	(100,799)	(20,637)

Proceeds from exercise of stock options and warrants	1,400	147,885

Proceeds from issuance of Preferred Stock	—	40,901,005

Net cash (used in) provided by financing activities	(99,399)	41,028,253

Net (decrease) increase in cash and cash equivalents	(12,542,974)	23,862,047

CASH AND CASH EQUIVALENTS, beginning of period	19,624,266	3,434,036

CASH AND CASH EQUIVALENTS, end of period	$7,081,292	$27,296,083

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during each period for interest	$26,312	$5,322

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:

Acquisition of equipment under capital lease obligations	$—	$158,174

See Notes to Condensed Consolidated Financial Statements

MAREX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

In management’s opinion, the accompanying unaudited condensed consolidated financial statements of Marex, Inc. and subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for each period shown. The results of operations for the 2001 interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

The accounting policies followed for interim financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2)  LIQUIDITY

The Company currently anticipates that its available funds will be sufficient to meet its projected working capital and operating resource requirements through the second quarter of next year. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash equivalents, and cash that may be generated from operations are not sufficient to satisfy the Company’s liquidity requirements, the Company will likely seek to sell additional equity or debt securities. If the Company raises additional funds through the issuance of equity or convertible securities, such securities may have rights, preferences or privileges senior to those of the Company’s Common Stock. Furthermore, in the event that the Company issues or sells Common Stock or securities convertible for Common Stock, at a price per share less than the conversion price of the outstanding Series A1 Preferred Stock, the holders of the Series A1 Preferred Stock have the right to amend the conversion price to the price per share of the issuance. As a result, the Company’s stockholders may experience significant additional dilution. The Company cannot be certain that additional capital will be available on acceptable terms or at all.

(3)  RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. As required, the Company adopted SFAS No. 133 in the first quarter of 2001. The adoption of this statement did not have an effect on the Company’s financial position, results of operations or cash flows as it did not hold any derivative instruments.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 is effective June 30, 2001. The adoption of SFAS No. 141 did not have an impact on our financial position, results of operations or cash flows.

In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. The Company has not yet determined what impact the adoption of SFAS No. 142 might have on its financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business as previously defined in that opinion. This statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. For purposes of this statement, impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss recognized for a long-lived asset to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business enterprise. A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company has not yet determined what impact the adoption of SFAS No. 144 might have on its financial position, results of operations or cash flows.

(4)  NET LOSS PER SHARE

The Company is required to present basic and diluted earnings per share information. Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Diluted earnings per share was the same as basic earnings per share for all periods presented because the Company reported a net loss for all periods presented and, therefore, the effects of potential shares would be anti-dilutive. The total number of potential shares outstanding at September 30, 2001 and 2000 that were excluded from the diluted earnings per share calculation was approximately 6.0 million and 7.0 million, respectively.

(5)  SOFTWARE DEVELOPMENT COSTS

The Company follows SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and Emerging Issues Task Force (“EITF”) Issue No. 00-02, “Accounting for Web Site Development Costs,” for the accounting of development costs. During the nine months ended September 30, 2001 and 2000, the Company capitalized $747,000 and $6.9 million, respectively, of costs associated with development of its e-commerce solutions. In the third quarter of 2001, the Company recognized an impairment of software development costs in the amount of $6.7 million resulting from the Company’s decision to develop a new product, MarConnect, which will replace its current offerings of MarExpress! and MarexPO!. The impairment of software development costs is charged to expense in the accompanying unaudited condensed consolidated statements of operations as “Impairment of software development costs.”

(6)  ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB Opinion No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s Common Stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. In March 2000, the Company granted options to a director at an exercise price below the quoted market price, which resulted in total non-cash compensation of $2.4 million. Compensation expense related to the vested portion of stock options granted to the director totaled $120,000 and $356,000, respectively, for the three months and nine months ended September 30, 2001, and $120,000 and $728,000, respectively, for the three months and nine months ended September 30, 2000. The compensation expense is included in the unaudited condensed consolidated statements of operations as “Stock-based compensation.”

(7)  INCOME TAXES

The Company did not record a benefit for income taxes due to the full valuation allowance that has been recorded given the uncertainty of the realization of its deferred income tax assets.

(8)  PREFERRED STOCK

The Company has authorized 1,000,000 shares of Preferred Stock of $.01 par value with preferences to be determined by the Board of Directors. On March 2, 2000, the Board of Directors designated 430,000 shares as Series A1 Convertible Preferred Stock (“Series A1 Preferred Stock”).

In March 2000, the Company received net proceeds of $20.4 million in connection with the sale of 210,000 shares of Series A1 Preferred Stock at $100 per share. In May 2000, the Company completed the private placement through the sale of an additional 210,000 shares of Series A1 Preferred Stock at $100 per share. Total net proceeds from the private placement were $40.9 million.

Each share of the Series A1 Preferred Stock is convertible into 7.69 shares of Common Stock at the option of the holder at any time. In the event that the Company issues or sells Common Stock or securities convertible or exchangeable for Common Stock, subject to certain exclusions, at a price per share less than the conversion price of the outstanding Series A1 Preferred Stock, the holders of the Series A1 Preferred Stock shall have the right to amend the conversion price of the Series A1 Preferred Stock outstanding to the price per share of the issuance. Automatic conversion occurs upon either of the following: completion by the Company of a public offering which raises gross proceeds of at least $50 million, at an effective price per share to the public of at least $26.00 as adjusted for stock splits, stock dividends or other similar transactions; or, upon the event that the market price per share of the Company’s Common Stock exceeds $26.00, subject to adjustments for stock splits, stock dividends, or other similar transactions, for a consecutive twenty-day period following the one-year anniversary of the effective date of a registration statement covering the Common Stock underlying the Series A1 Preferred Stock.

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

(9)  WARRANTS

On April 26, 2000, the Company entered into a Strategic Relationship Agreement (the “Strategic Relationship Agreement”) with Genmar Holdings, Inc. (“Genmar”). The Strategic Relationship Agreement provided that Genmar would utilize the Company as its exclusive provider of an online procurement system. In connection with the Strategic Relationship Agreement, the Company entered into a warrant agreement (the “Warrant Agreement”) pursuant to which the Company issued to Genmar, on April 26, 2000 and April 26, 2001, warrants to purchase 1,442,081 and 1,495,256 shares, respectively, of Common Stock. All such warrants were exercisable immediately, subject to certain restrictions, and had an exercise price of $1.83.

The Company accounted for the warrants issued to Genmar in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and SFAS No. 123, “Accounting for Stock-Based Compensation.” In 2001, the Black-Scholes value of the warrants issued was calculated using the following assumptions: Volatility, 100%; Risk-free Interest Rate, 4.19%; Expected Dividends, $0; and Expected Term, 2 years. Based on these assumptions, the computed fair value of the warrants issued on April 26, 2001 was $1.8 million. In 2000, the Black-Scholes value of the warrants issued was calculated using the following assumptions: Volatility, 80%; Risk-free Interest Rate, 6.42%; Expected Dividends, $0; and Expected Term, 3 years. Based on these assumptions, the computed fair value of the warrants issued on April 26, 2000 was $21.7 million. The computed fair values of the warrants issued are charged to expense in the accompanying unaudited condensed consolidated statements of operations as “Fair value of warrants.”

In August 2001, the Company and Genmar entered into agreement to terminate the Strategic Relationship Agreement and the Warrant Agreement. In its place, the Company and Genmar executed a

Premiere Builder Agreement (the “Premiere Builder Agreement”) to govern their business relationship prospectively. In connection with the Premiere Builder Agreement, all 2,937,337 warrants issued in accordance with the terms of the Warrant Agreement were cancelled.

(10)  MAJOR CUSTOMER

For the three months and nine months ended September 30, 2001, revenues from one major customer accounted for approximately 48% and 54%, respectively, of total revenues.

(11)  RELATED PARTY TRANSACTIONS

In 2001, the Company loaned its Chief Executive Officer, who is also a Director and shareholder, $400,000. The loan accrues interest at an annual rate of 8.0% and matures on December 29, 2001.

In March 2000, the Company made a payment of $435,000 to a consultant, who was also a shareholder of the Company, for strategic business consulting. Under the arrangement, the consultant was obligated to provide consulting services to the Company through December 31, 2000. Consulting expense related to the agreement totaled $109,000 and $326,000 for the three months and nine months ended September 30, 2000, respectively, and is included in the accompanying unaudited condensed consolidated statements of operations as a component of “General and administrative” expenses.

(12)  LEGAL MATTERS

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

(13)  SUBSEQUENT EVENT

In October 2001, the Company completed the acquisition of 100% of the outstanding stock of Software Support Team, Inc. (“Software Support Team”) for $2,400,000 pursuant to the terms of a Stock Purchase Agreement dated September 21, 2001. The purchase price was based on arms’ length negotiations between the Company and the sellers. Software Support Team is engaged in the business of developing management information solution software. The purchase price was funded with $800,000 cash from internally available funds and $1,600,000 in seller financed notes payable. The notes payable bear an interest rate of 6% and mature in quarterly equal installments over the next 2 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes to the condensed consolidated financial statements, which are included elsewhere in this Form 10-Q. It contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which relate to such matters as anticipated financial performance, business prospects, technological developments, and similar matters. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors include, but are not limited to, those discussed elsewhere in this report in the section entitled “Risk Factors” and the risks discussed in our other Securities and Exchange Commission filings.

Overview

We are a software products and technology services company. Our mission is to improve the efficiency of supply chains and information systems. We are currently serving the marine industry through our electronic commerce and management information solutions.

We are completing development of our new product, MarConnect. MarConnect is a client server application that enables electronic system-to-system exchange of business documents. MarConnect customers will be able to trade with partners regardless of size, location or system complexity. The MarConnect product offering includes support for EDI, XML and flat file formats and does not require additional hardware, staff or specialized training.

In June 2000, we launched MarExpress! and MarexPO!. MarExpress! and MarexPO! provide marine industry buyers and suppliers with an e-procurement solution that enables them to buy and sell new parts, supplies, components and equipment through a web-based transaction system. During the fourth quarter of 2001, MarConnect will replace MarExpress! and MarexPO!. Prior to the launch of MarExpress! and MarexPO!, our Internet based trading exchange, the Exchange, and its successor, Classified and Auctions, were the only products offered to the marine industry. We suspended the Classifieds and Auctions product in the first quarter of 2001.

In October 2001, we completed the acquisition of 100% of the outstanding stock of Software Support Team, Inc. (“Software Support Team”), which is engaged in the business of developing management information solution software for Original Equipment Manufacturers, retailers, distributors and dealers. Our current product, DockMaster, offers comprehensive business functions to the marine industry through a series of integrated software modules.

Results of Operations

Comparison of Three Months Ended September 30, 2001 and 2000

     Revenues

For the three months ended September 30, 2001, we recorded revenues of $93,000, compared to $7,000 during the same period in 2000. The change related primarily to increases in the number of boat builders and suppliers online, and transactions completed through the system.

MarExpress! and MarexPO! generate revenues by charging a transaction fee which is based on the gross transaction price. The transaction fee is recognized as revenue when our customers’ right to receive a refund for the transaction fee expires. During August 2001, the Company began transitioning customers from a transaction fee to a subscription fee. For the three months ended September 30, 2001, we recorded revenues of $93,000 generated from $7.9 million of transactions compared to $6,000 generated from $323,000 of transactions during the same period in 2000. As of September 30, 2001, products ordered through MarexPO! and MarExpress!, for which revenue had not yet been recognized, totaled $2.1 million, which represent $14,000 of revenues that may be recognized in future periods. In the future, we expect revenues from MarExpress! and MarexPO! to cease as revenues from MarConnect and the products offered by Software Support Team increase.

Classifieds and Auctions generated revenues by charging listing and transaction fees. For the three months ended September 30, 2000, we recorded revenues of $900 generated from $6,000 of completed transactions through Classifieds and Auctions. For the same period in 2001, no revenue was recognized from this product.

     Product Support and Development

Product support and development expenses consist primarily of compensation for product support and development personnel, cost of outside contractors, software support costs, amortization of software development costs, and other costs associated with the operations and enhancements of our e-commerce products. Product support and development expenses decreased to $1.2 million for the three months ended September 30, 2001, compared to $2.8 million for the same period in 2000. The change related primarily to decreases of $1.1 million in outside contractor costs, which are attributable to the completion of the development of our MarexPO! and MarExpress! products in 2000, $277,000 in personnel and personnel related costs and $298,000 in software support costs, which were partially offset by an increase in amortization of software development costs of $199,000. The balance was comprised of decreases in overhead and operating costs directly associated with the development and maintenance of the website and e-commerce products.

     Selling and Marketing

Selling and marketing expenses consist primarily of compensation for sales and marketing personnel, cost of outside contractors and marketing costs. Selling and marketing expenses decreased to $711,000 for the three months ended September 30, 2001, compared to $2.3 million for the same period in 2000. The change is primarily due to decreases of $527,000 in personnel and personnel related costs, $440,000 in marketing costs and $426,000 in outside contractor costs. The balance was comprised of decreases in overhead and operating costs directly associated with selling and marketing activities.

     General and Administrative

General and administrative expenses consist primarily of compensation for administrative personnel, facilities expenses, professional fees and general corporate expenses. General and administrative expenses decreased to $770,000 for the three months ended September 30, 2001, compared to $1.3 million for the same period in 2000. The change related primarily to decreases of $141,000 in personnel and personnel related costs, $167,000 in professional fees and $109,000 for consulting services. The balance was comprised of decreases in corporate charges directly associated with the administrative functions of our company.

     Impairment of Software Development Costs

Impairment of software development costs of $6.7 million is related to the development of our new product, MarConnect, which will replace our current offerings of MarExpress! and MarexPO!.

     Stock-based Compensation

For the three months ended September 30, 2001 and 2000, we recorded non-cash compensation expense of $120,000 relating to stock options granted to a director.

     Other Income and Expense

We recorded $80,000 of interest income for the three months ended September 30, 2001, compared to $486,000 for the three months ended September 30, 2000. The decrease was a result of lower balances of marketable securities. Interest expense for the three months ended September 30, 2001 was $9,000, compared to $2,000 for the three months ended September 30, 2000, as a result of increased capital lease obligations.

     Net Loss

Our net loss increased to $9.3 million for the three months ended September 30, 2001, compared to $6.0 million for the three months ended September 30, 2000. The change resulted from the impairment of software development costs, which was partially offset by decreases in costs, as described above.

Comparison of Nine Months Ended September 30, 2001 and 2000

     Revenues

For the nine months ended September 30, 2001, we recorded revenues of $246,000, compared to $11,000 during the same period in 2000. The change related primarily to increases in the number of boat builders and suppliers online, and transactions completed through the system. For the nine months ended September 30, 2001, we recorded revenues of $246,000 generated from $16.7 million of completed transactions through MarexPO! and MarExpress!, compared to $6,000 generated from $323,000 of transactions during the same period in 2000. For the nine months ended September 30, 2000, we recorded revenues of $6,000 generated from $114,000 of completed transactions through Classifieds and Auctions. For the same period in 2001, no revenue was recognized from this product.

     Product Support and Development

Product support and development expenses consist primarily of compensation for product support and development personnel, cost of outside contractors, software support costs, amortization of software development costs, and other costs associated with the operations and enhancements of our e-commerce products. Product support and development expenses decreased to $4.9 million for the nine months ended September 30, 2001, compared to $5.9 million for the same period in 2000. The change related primarily to a decrease of $2.4 million in outside contractor costs, which was partially offset by increases of $1.2 million in amortization of software development costs and $134,000 of depreciation expense. The balance was comprised of overhead and operating costs directly associated with the development and maintenance of the website and e-commerce products.

     Selling and Marketing

Selling and marketing expenses consist primarily of compensation for sales and marketing personnel, cost of outside contractors and marketing costs. Selling and marketing expenses decreased to $2.8 million for the nine months ended September 30, 2001, compared to $5.1 million for the same period in 2000. The change is primarily due to decreases of $1.3 million in marketing costs, $544,000 in outside contractor costs and $268,000 in personnel and personnel related costs. The balance was comprised of decreases in overhead and operating costs directly associated with selling and marketing activities.

     General and Administrative

General and administrative expenses consist primarily of compensation for administrative personnel, facilities expenses, professional fees and general corporate expenses. General and administrative expenses decreased to $2.3 million for the nine months ended September 30, 2001, compared to $4.0 million for the same period in 2000. The change related primarily to decreases of $763,000 in personnel and personnel related costs, $424,000 in professional fees and $356,000 for consulting services. The balance was comprised of decreases in corporate charges directly associated with our administrative functions.

     Impairment of Software Development Costs

Impairment of software development costs of $6.7 million is related to the development of our new product, MarConnect, which will replace our current offerings of MarExpress! and MarexPO!.

     Stock-based Compensation

Stock-based compensation resulting from stock options granted to a director decreased to $356,000 for the nine months ended September 30, 2001, compared to $728,000 for the same period in 2000. The decrease resulted from a larger portion of the stock options vesting during the first nine months of 2000.

     Fair Value of Warrants

For the nine months ended September 30, 2001, we recorded an expense of $1.8 million relating to the fair value of warrants issued in connection with a strategic relationship agreement, compared to $21.7 million for the same period in 2000.

     Other Income and Expense

We recorded $433,000 of interest income for the nine months ended September 30, 2001, compared to $1.0 million for the nine months ended September 30, 2000. The decrease was a result of lower balances of marketable securities. Interest expense for the nine months ended September 30, 2001 was $26,000, compared to $5,000 for the nine months ended September 30, 2000. The increase was primarily due to the increase in capital lease obligations.

     Net Loss

Our net loss decreased to $18.1 million for the nine months ended September 30, 2001, from $36.4 million for the nine months ended September 30, 2000. The change resulted from decreases in the fair value of warrants issued and decreases in costs, which were partially offset by the impairment of software development costs, as described above.

Liquidity and Capital Resources

We have financed our operations primarily through the private sales of Common Stock and Preferred Stock.

Net cash used in operating activities was $11.0 million for the nine months ended September 30, 2001, primarily as a result of a net loss of $18.1 million, and a decrease of $4.4 million in accounts payable and accrued expenses. The net loss and decrease in accounts payable and accrued expenses were partially offset by non-cash charges of $6.7 million for the impairment of software development costs, $1.8 million for the fair value of warrants issued, amortization expense of $1.7 million, depreciation expense of $619,000 and a decrease in prepaid expenses and other current assets of $481,000.

Net cash used in investing activities was $1.4 million for the nine months ended September 30, 2001, primarily due to $747,000 of software development costs related to the continuing development of our e-commerce solutions and a $400,000 loan to a related party.

Net cash used in financing activities was $99,000 for the nine months ended September 30, 2001, primarily due to principal payments on capital lease obligations.

At September 30, 2001, cash and cash equivalents totaled $7.1 million, while our working capital was $5.6 million. In comparison, as of December 31, 2000, cash and cash equivalents totaled $19.6 million, while our working capital was $13.0 million. To date, our primary uses of cash have been in operating activities to fund the development and promotion of our e-commerce solutions.

We currently anticipate that our available funds will be sufficient to meet our projected working capital and operating resource requirements through the second quarter of next year. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash equivalents, and cash that may be generated from operations are not sufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt securities. If we raise additional funds through the issuance of equity or convertible securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock. Furthermore, in the event that we issue or sell Common Stock or securities convertible for Common Stock, at a price per share less than the conversion price of the outstanding Series A1 Preferred Stock, the holders of the Series A1 Preferred Stock have the right to amend the conversion price to the price per share of the issuance. As a result, our stockholders may experience significant additional dilution. We cannot be certain that additional capital will be available to us on acceptable terms or at all.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. As required, we adopted SFAS No. 133 in the first quarter of 2001. The adoption of this statement did not have an effect on our financial position, results of operations or cash flows as we did not hold any derivative instruments.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 is effective June 30, 2001. The adoption of SFAS No. 141 did not have an impact on our financial position, results of operations or cash flows.

In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. We have not yet determined what impact the adoption of SFAS No. 142 might have on our financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business as previously defined in that opinion. This statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. For purposes of this statement, impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss recognized for a long-lived asset to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business enterprise. A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. We have not yet determined what impact the adoption of SFAS No. 144 might have on our financial position, results of operations or cash flows.

Risk Factors

We have a Limited Operating History

Marex was founded in 1992 but did not launch its main products until June 2000. Thus, we have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. Many of these risks are described in this “Risk Factors” section. There can be no assurance that we will be able to address these risks.

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

The E-commerce Model is Not Proven

Our e-commerce model is new and not proven and depends upon our ability to, among other things: sell purchasing solutions to marine industry participants; achieve high rates of adoption by customers; and generate significant revenues from the use of our Internet-based solutions. We cannot be certain that the business model will be successful, that it can achieve or sustain revenue growth, or that it can generate any profits. The success of this business model will require, among other things, that we develop and market solutions with broad market acceptance by users and strategic partners. We cannot be certain that e-commerce on the Internet, our e-commerce solution, or our services and brand in particular, will achieve broad market acceptance.

If We Fail to Achieve Market Acceptance, Our Business Would be Adversely Affected

We are currently completing development of our new product, MarConnect. Accordingly, our core e-commerce solution has a limited market history. If MarConnect does not achieve market acceptance, our business will be adversely affected.

We May Require Additional Capital for Operations, Which Could have a Negative Effect on Your Investment

We currently anticipate that our available funds will be sufficient to meet our projected working capital and operating resource requirements through the second quarter of next year. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash equivalents, and cash that may be generated from operations are not sufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt securities. If we raise additional funds through the issuance of equity or convertible securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock. Furthermore, in the event that we issue or sell Common Stock or securities convertible for Common Stock, at a price per share less than the conversion price of the outstanding Series A1 Preferred Stock, the holders of the Series A1 Preferred Stock have the right to amend the conversion price to the price per share of the issuance. As a result, our stockholders may experience significant additional dilution. We cannot be certain that additional capital will be available to us on acceptable terms or at all.

A Prolonged Economic Downturn Would Adversely Affect Our Operations and Financial Condition

Although we have not operated during a period of prolonged general economic downturn or a recession, these events have historically resulted in unfavorable results for corporate entities. The United States economy is currently undergoing a period of slowdown, which some observers might view as a recession. This economic condition has been worsened by the September 11th terrorist attacks in New York City and Washington, D.C. A continued economic downturn would have a significant adverse impact on our operations and our financial condition.

We Face Intense Competition

We face competition from other companies with e-commerce and management information offerings as well as traditional suppliers and distributors of marine products and marine companies that have or may develop their own solutions. In addition, providers of online marketplaces and online auction services that currently focus on other industries may expand their services to include marine products. Our competitors and potential competitors may develop superior solutions that achieve greater market acceptance than the Marex solutions. In addition, substantially all of our prospective customers have established long-standing relationships with some competitors and potential competitors. We cannot be certain that we can compete successfully against future competitors.

Our Solutions and Services are New and Face Rapid Technological Changes

The market for Marex solutions is characterized by rapid technological advances, evolving standards in the Internet and software markets, changes in customer requirements and frequent new product and service introductions and enhancements. If we do not adequately respond to the need to enhance our solutions or services, then our business will be negatively affected.

We Will Need to Manage Our Expanding Business

Our growth has placed, and is expected to continue to place, a significant demand on our sales, marketing, managerial, operational, information technology and other resources. If we cannot manage our growth effectively, our business will be adversely affected. Our current information systems, procedures and controls may not support expanded operations and may hinder our ability to take advantage of the market for e-commerce purchasing and management information solutions.

We Depend on Key Personnel

Our performance is substantially dependent on the performance of the executive officers and other key employees. Failure to successfully manage personnel requirements would have a negative effect on the business. We have experienced difficulty from time to time in hiring the personnel necessary to support the growth of our business, and we may experience similar difficulty in hiring and retaining personnel in the future. Competition for senior management, experienced sales and marketing personnel, software developers, and other employees is intense, and we cannot be certain that we will be successful in attracting and retaining personnel. The loss of the services of any executive officers or key employees could have a negative effect on the business. Failure to obtain or retain the services of necessary executive officers or key employees may not support existing or expanded operations, and may hinder our ability to take advantage of the market for e-commerce purchasing and management information solutions.

We Expect the Price of Our Common Stock to be Volatile

The market price of our Common Stock may fluctuate significantly in response to a number of factors, some which are beyond our control, including the following: quarterly variations in operating results; changes in market valuation of software and technology companies; announcements of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; loss of a major customer or strategic partner, or failure to complete a sale to a significant customer; additions or departures of any key personnel; future sales of our Common Stock; and stock market price and volume fluctuations, which are particularly common among highly volatile securities of software and technology companies.

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

Seasonality

Our business is seasonal due to the impact of the buying and selling patterns of the members that utilize our software products. The recreational marine industry is highly cyclical and is highly affected by several factors. Some of those factors are: (i) economic conditions, (ii) consumer confidence levels, and (iii) weather conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any market risk sensitive instruments. As a result, this item is not applicable to the Company’s consolidated balance sheet as of September 30, 2001.

PART II — OTHER INFORMATION

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibits		Description of Document

3.1	—	Amended and Restated Articles of Incorporation of the Company (1)

3.2	—	Amended and Restated Bylaws of the Company (1)

3.3	—	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (3)

4.1	—	Certificate of Designation for the Series A1 Convertible Preferred Stock, par value $.01(3)

4.2	—	Securities Purchase Agreement among Marex, Inc. and Certain Purchasers, dated March 2, 2000 (3)

4.3	—	Registration Rights Agreement among Marex, Inc. and Certain Purchasers, dated March 2, 2000 (3)

10.1	—	1996 Incentive Stock Option Plan, as amended (1)

10.2	—	Amended and Restated 1997 Stock Option Plan (2)

10.3	—	Company’s Office Lease, 2701 South Bayshore Dr., Miami, FL, as amended (4)

10.4	—	Company’s Office Lease, 5835 Blue Lagoon Dr., Miami, FL, as amended (5)

10.5	—	Stock Purchase Agreement among Marex, Inc., Software Support Team, Inc., Arthur M. Peacock and Albert L. Peacock, dated September 21, 2001 (6)

(1)	Previously filed as an exhibit to the Company’s Form 10-SB and Amendment No. 1 to Form 10-SB.

(2)	Previously filed as part of the Company’s Form DEFS14A filed on October 19, 1999.

(3)	Previously filed as an exhibit to the Company’s Form 8-K filed on March 8, 2000.

(4)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 23, 2000.

(5)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 23, 2001.

(6)	Previously filed as an exhibit to the Company’s Form 8-K filed on October 16, 2001.

(b)	Reports on Form 8-K

On August 10, 2001, the Company filed a report on Form 8-K which announced that the Strategic Relationship Agreement and Warrant Agreement between the Company and Genmar had been terminated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAREX, INC.

November 9, 2001	By: /s/ DAVID A. SCHWEDEL
David A. Schwedel President and Chief Executive Officer

November 9, 2001	By: /s/ EDWARD H. CODISPOTI
Edward H. Codispoti Senior Vice President of Finance (Principal Accounting Officer)