Form 10-K
period 2001-12-31
MAREX COM INC
filed 2002-04-15
CIK 1034867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to ___________________

                        Commission file number: 000-25129

                                   MAREX, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                      65-0354269
     -------------------------------                        ---------------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

     5835 BLUE LAGOON DRIVE, 4TH FLOOR
            MIAMI, FLORIDA                                     33126
 ------------------------------------------                  ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 31, 2002 was approximately $1,159,970 based on the .20 closing price for the Common Stock on the Nasdaq National Market on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Common Stock of the registrant outstanding as of March 31, 2002 was 7,635,848.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's 2002 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2001.

                                   MAREX, INC.

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----

                                                   PART I

Item 1.   Business........................................................................................  1

Item 2.   Properties......................................................................................  8

Item 3.   Legal Proceedings...............................................................................  8

Item 4.   Submission of Matters to a Vote of Security Holders.............................................  8

                                                  PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..........................   9

Item 6.   Selected Consolidated Financial Data............................................................ 10

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations........... 12

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...................................... 19

Item 8.   Financial Statements and Supplementary Data..................................................... 20

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures........... 40

                                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.............................................. 41

Item 11.  Executive Compensation.......................................................................... 41

Item 12.  Security Ownership of Certain Beneficial Owners and Management.................................. 41

Item 13.  Certain Relationships and Related Transactions.................................................. 41

                                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................. 42



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

COMPANY

Marex, Inc. (the "Company" or "Marex") is a software products and technology services company offering high end technology solutions to businesses. Our mission is to improve the efficiency of our customers' technology initiatives. We are currently serving the marine and transportation industries.

The Company has available for the markets it serves three products which include: an e-commerce solution which enables the electronic exchange of business documents and product information; a management information solution which provides a front and back office solution for a retail or dealer store environment; and a telemetry product which is capable of tracking assets from a remote location over the Internet.

Marex has developed a line of client server applications under the name of MarConnect Enterprise, Standard and Advisor ("MarConnect Suite"), which enable the electronic exchange of business documents including the promotion of new product information and advisories. The MarConnect offerings include support for EDI, XML and flat file formats and do not require additional hardware, staff or specialized training. MarConnect Standard and Enterprise were launched during January of 2002, whereas MarConnect Advisor was launched during February of 2002.

The MarConnect Suite replaced MarExpress! and MarexPO!. MarExpress! and MarexPO! provided marine industry buyers and suppliers with an e-procurement solution for the purchase and sale of new parts, supplies, components and equipment through a web-based transaction system. Prior to the launch of MarExpress! and MarexPO!, our Internet based trading exchange, the Exchange, and its successor, Classified and Auctions, were the only products offered to the marine industry. We suspended the Classifieds and Auctions product in the first quarter of 2001.

In October 2001, we completed the acquisition of 100% of the outstanding stock of Software Support Team, Inc. ("Software Support Team"), which is engaged in the business of developing management information solution software for retailers, distributors and dealers. Software Support Team's current product, DockMaster, offers comprehensive business functions to the marine industry through a series of integrated software modules.

The Company has developed a telemetry solution (the "Telemetry Solution") for the marine industry, which we believe to be comprehensive, and is currently marketing this same technology for the transportation industry, as well as other industries. The Telemetry Solution is designed to enable the remote tracking of assets from virtually any location in the world via the Internet by using our MarConnect Suite. Marex has shifted its business strategy from the MarConnect Suite to the Telemetry

Solution. A final working prototype has been completed and the marketing of orders commenced during the last week of March 2002.

Marex was originally incorporated in Florida in September 1992.

INDUSTRY OVERVIEW

GROWTH OF TECHNOLOGY SOLUTIONS OVER THE INTERNET

The Internet has emerged as a mass communications and commerce medium enabling millions of people worldwide to share information, affiliate themselves with others who share similar interests and conduct business electronically. The Internet has created new opportunities for conducting commerce that offers the potential for organizations to streamline complex processes, lower costs and improve productivity.

Technology solutions frequently automate or otherwise improve workflows or processes that are fundamental to a business' operations by replacing various paper-based transactions with electronic communications. Technology solutions that offer improved efficiency through the automation of business processes and workflows are being developed for a variety of industries.

THE INDUSTRIES WE SERVE

Marex currently serves strategic subsets of the OEM, dealer and retail markets within the U.S. marine industry. During March of 2002, we commenced efforts to serve the U.S. transportation industry relative to logistics and telemetry/tracking solutions for cargo and container shipments via truck or other mode. We believe our core products offer these markets the opportunity to gain greater efficiencies as well as potential cost savings through the implementation of Marex's core products which allow for delivery and transmission of electronic data; the ability to track, monitor, or search for particular corporate assets in remote locations, which includes, but is not limited to the use of the Internet; and the ability to operate both front and back office functionality at a retail or dealer level through the use of our business critical applications which include the implementation of our management information systems software modules.

OPPORTUNITY FOR TECHNOLOGY SOLUTIONS FOR THE MARINE AND TRANSPORTATION
INDUSTRIES

We believe that the fragmentation and complexities of the marine and transportation industries create a need for technology solutions that seamlessly link suppliers and buyers, enable reliable storage and efficient retrieval of management information, and allow for dependable asset tracking. To effectively address the needs of the industries we serve, solutions must be cost-effective, easily implemented, and easy to use.

BUSINESS STRATEGY

Our objective is to expand our position as a software products and technology services company in the industries that we serve. The key components of our strategy to achieve this objective include:

FOCUS OUR EFFORTS ON OUR TELEMETRY AND MANAGEMENT INFORMATION SOLUTIONS

We have shifted our focus from our electronic commerce solutions to our Telemetry Solution. Our electronic commerce solutions provide the platform for our Telemetry Solution. We also intend to maintain our focus on our management information solutions.

BUILD THE MAREX BRAND TO BECOME SYNONYMOUS WITH TECHNOLOGY SOLUTIONS IN THE INDUSTRIES WE SERVE

We intend to continue our brand development strategy through targeted marketing venues which may include advertising and promotions, our direct sales force, press coverage and participation in trade associations and industry events to continue to develop industry awareness of our solutions.

INCREASE ADOPTION OF OUR CORE PRODUCTS

We intend to aggressively increase the base of members using our Telemetry Solution and DockMaster and to increase their usage by current members. We intend to continue to educate users about the benefits of our solutions and to provide training in their use, thereby accelerating adoption and use.

PRODUCT DEVELOPMENT

We intend to focus on enhancing the capabilities of all of our core products, including the possibility of seeking out strategic relationships, which could enhance the capabilities of our current and future product offerings.

COMPLETE STRATEGIC RELATIONSHIPS

We continue to form strategic relationships with industry leaders such as manufacturers, technology partners, and other companies ancillary to the industry that provide value added services.

PRODUCT SUPPORT AND DEVELOPMENT

We have dedicated a significant amount of our resources to developing, enhancing and supporting our products. Expenses related to the development of our products primarily consist of compensation for product support and development personnel, cost of outside contractors, amortization of software development costs, and general expenses associated with the support and development of our products. We incurred product support and development expenses of approximately $5.9 million during the year ended December 31, 2001. We expect future expenses related to product support and development to decrease as we have completed development of our core products and decreased the size of our support and development staff.

BUSINESS SEGMENTS

For internal management reporting purposes, the Company currently operates two primary business segments: electronic commerce products and management information solutions software products. Electronic commerce products consist of our internally developed procurement solutions, MarExpress! and MarexPO!. Management information solution software products consist of those products obtained through the acquisition of Software Support Team on October 2, 2001. These operating segments generally follow the management organizational structure of the Company. Sales are made only to external customers in the United States of America. Sales for each primary segment for the year ended December 31, 2001 is as follows:

                                     MANAGEMENT INFORMATION
                                           SOLUTIONS                   ELECTRONIC COMMERCE                 TOTAL
                                   ---------------------------     ----------------------------    ----------------------
Net sales                           $          361,420              $          261,311              $          622,731
                                   ===========================     ============================    ======================

During 2001 and 2000, revenues from one customer accounted for approximately 51% and 47% of total revenues of the electronic commerce operating segment.

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

SOFTWARE DEVELOPMENT

We have developed proprietary software for our internal needs and our e-commerce, telemetry and management information solution products. To date, we have developed several internal proprietary software programs that include a full suite of administrative, data collections, sorting, and marketing management tools. All of these programs are maintained in-house. We have also developed proprietary electronic commerce and management information software programs.

COMPETITION

The market for software products and technology services is rapidly evolving. We perceive existing competition to be pervasive and expect it to increase in the future. We believe that the critical success factors for companies seeking to create e-commerce and management information solutions include the following: brand recognition; quality and reliability of the solutions; breadth and depth of product offerings; base of customers; domain expertise; and ease of use and convenience. We may face competition from other companies with e-commerce and management information offerings, and traditional suppliers and distributors in the industries we serve that have developed their own purchasing solutions. We may also face further competition in the future from traditional suppliers and distributors that enter into e-commerce and management information markets either on their own or by partnering with other companies. In addition, we may face competition from current online business to consumer companies.

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

EMPLOYEES

As of March 22, 2002, we had 36 full-time employees. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppages.

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

WE HAVE A LIMITED OPERATING HISTORY

Marex was founded in 1992 but did not launch its main products until June 2000, which were replaced by new products launched in 2001 and will be replaced by products launched in 2002. Thus we have a limited operating history on which to base an evaluation of our software business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as software development. There can be no assurance that we will be able to address these risks.

WE HAVE A HISTORY OF LOSSES

We have incurred losses from operations in each period since our inception. The Company has incurred losses of $19.6 million, $43.4 million and $3.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. We expect to incur substantial operating losses and have continued negative cash flows from operations for the foreseeable future. Moreover, we expect to incur significant sales and marketing, product support and development, and general and administrative expenses. In addition, we have no material revenues to date. If our revenue does not increase substantially or if our expenses are more than we expect, we may not become profitable.

IF WE FAIL TO ACHIEVE MARKET ACCEPTANCE, OUR BUSINESS WOULD BE ADVERSELY
AFFECTED

The MarConnect Suite replaced MarExpress! and MarexPO! during the first quarter of 2002. We are currently commencing the marketing of orders for the Telemetry Solution. Accordingly, our core solutions have a limited market history. If the MarConnect Suite and the Telemetry Solution do not achieve market acceptance, our business will be adversely affected.

WE FACE INTENSE COMPETITION

We perceive competition to be pervasive and we expect it to increase in the future. We may face competition from other companies with e-commerce or management information offerings as well as traditional suppliers and distributors in industries we serve and companies that have or may develop their own online solutions. In addition, providers of online marketplaces and online auction services that currently focus on other industries may expand their services to include products from industries that we currently target. Our competitors and potential competitors may develop superior solutions that achieve greater market acceptance than the Marex solutions. In addition, substantially all of our prospective customers have established long-standing relationships with some competitors and potential competitors. We cannot be certain that we can compete successfully.

OUR SOLUTIONS AND SERVICES ARE NEW AND FACE RAPID TECHNOLOGICAL CHANGES

The market for the Marex solutions is characterized by rapid technological advances, evolving standards in the software markets, changes in customer requirements, and frequent new product and service introductions and enhancements. As a result, we believe that our future success depends upon our ability to enhance current solutions. If we do not adequately respond to the need to enhance our solutions or services, then our business will be negatively affected.

WE WILL NEED TO MANAGE OUR EXPANDING BUSINESS

Our growth has placed, and is expected to continue to place, a significant demand on our sales, marketing, managerial, operational, information technology and other resources. If we cannot manage our growth effectively, our business will be adversely affected. Our current information systems, procedures and controls may not support expanded operations and may hinder our ability to take advantage of the markets for e-commerce, telemetry and management information solutions to the industries we serve.

WE DEPEND ON A MAJOR CUSTOMER

We had an agreement with one of the largest manufacturers of powerboats in the world for the utilization of our e-procurement solution, which was our largest customer. This customer accounted for 21% of our total revenue for the year ended 2001. During 2001, the agreement was terminated. Since we have shifted our strategic focus from e-commerce solutions to our telemetry and management information solutions, we do not expect revenues from our e-procurement solutions to be a significant part of our future gross revenues.

WE DEPEND ON KEY PERSONNEL

Our performance is substantially dependent on the performance of the executive officers and other key employees. Failure to successfully manage personnel requirements would have a negative effect on the business. We have experienced difficulty from time to time in hiring the personnel necessary to support the growth of our business, and we may experience similar difficulty in hiring and retaining personnel in the future. Competition for senior management, experienced sales and marketing personnel, software developers, and other employees is intense, and we cannot be certain that we will be successful in attracting and retaining personnel. The loss of the services of any executive officers or key employees could have a negative effect on the business. Failure to obtain or retain the services of necessary executive officers or key employees may not support existing or expanded operations, and may hinder our ability to take advantage of the market for e-commerce purchasing solutions to the industries we serve.

WE EXPECT THE PRICE OF OUR COMMON STOCK TO BE VOLATILE

The market price of our Common Stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following: Marex common stock is thinly traded;

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

SECURITY PROBLEMS MAY INHIBIT THE GROWTH OF OUR SOLUTIONS

A significant barrier to the adoption of technology solutions is the secure transmission of confidential information over public networks. Users generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet, and therefore inhibit the Marex solutions as means of conducting transactions. If there is a breach in our security system, we may be required to make significant expenditures to protect against security breaches and to alleviate problems caused by such breaches.

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

WE MAY REQUIRE ADDITIONAL CAPITAL FOR OPERATIONS, WHICH COULD HAVE A NEGATIVE EFFECT ON YOUR INVESTMENT

We currently anticipate that our available funds will be sufficient to meet our projected working capital and operating resource requirements through the next 12 months since we have significantly decreased our staff and shifted our focus from our electronic commerce solutions to our telemetry and management information solutions. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company is in process of launching new product offerings which may or may not be successful. The Company's cash requirements may be substantial and may exceed the amount of the Company's existing working capital. If current cash and cash equivalents, and cash that may be generated from operations are not sufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt securities. If we raise additional funds through the issuance of equity or convertible securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock. Furthermore, in the event that we issue or sell Common Stock or securities convertible for Common Stock, at a price per share less than the conversion price of the outstanding Series A1 Preferred Stock, the holders of the Series A1 Preferred Stock have the right to amend the conversion price of the price per share of the issuance. As a result, our stockholders may experience significant additional dilution. We cannot be certain that additional capital will be available to us on acceptable terms or at all. These matters raise substantial doubt and the Company's ability to continue as a going concern.

A PROLONGED ECONOMIC DOWNTURN WOULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION

Although we have not operated during a period of prolonged general economic downturn or a recession, these events have historically resulted in unfavorable results for corporate entities. The United States economy is currently undergoing a difficult period, which some observers might view as a recession. This economic condition has been worsened by the September 11th terrorist attacks in New York City and Washington, D.C. A continued economic downturn would have a significant adverse impact on our operations and our financial condition.

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

SEASONALITY

Our business may be considered to be seasonal due to the impact of the buying and selling patterns of the members of the marine industry. We believe that the second and third quarters are the peak periods for the recreational marine industry. In addition, the recreational marine industry is highly cyclical and is highly affected by several factors. Some of those factors are: (i) economic conditions, (ii) consumer confidence levels, and (iii) weather conditions.

ITEM 2. PROPERTIES

During 2001, we relocated our offices to a 32,459 square feet facility in Miami, FL. Our lease for this facility expires October 31, 2003. We also have under lease our former offices located in Miami, FL that occupy 7,592 square feet and expires June 30, 2004. As part of the relocation, we have sublet 2,311 square feet of the former facility and a portion of the new facility to a third party. Software Support Team currently has offices in a 4,635 square feet facility in West Palm Beach, FL.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in only ordinary, routine litigation and claims incidental to its business. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, the Company does not believe that such legal matters will have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the Nasdaq National Market under the symbol "MRXX". The following table sets forth the high and low sale prices for our Common Stock for the periods indicated.

                                                      HIGH             LOW
                                                      ----             ---

2000

First Quarter ..........................            $ 41.75         $  8.88
Second Quarter .........................              30.00           11.50
Third Quarter ..........................              20.00           10.00
Fourth Quarter .........................              14.50            1.13

2001

First Quarter ..........................            $  3.00         $  1.19
Second Quarter .........................               2.45            1.17
Third Quarter ..........................               1.41            0.50
Fourth Quarter .........................               0.82            0.18

As of March 31, 2002, there were approximately 156 holders of record of our Common Stock, of which 7,635,848 shares were issued and outstanding. The closing sale price for the Common Stock on March 31, 2002 was $.20 per share.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Form 10-K. The selected financial data of Marex as of and for each of the five years in the period ended December 31, 2001 have been derived from Marex's audited consolidated financial statements.

                                                                  YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------------
                                              2001            2000            1999            1998            1997
                                          ------------    ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:
Net sales                                 $    622,731    $     39,487    $      7,277    $       --      $       --
                                          ------------    ------------    ------------    ------------    ------------
Costs and expenses:
     Cost of product sales                     102,926            --              --              --              --
     Product support and development         5,893,133       9,434,782       1,132,179          89,952            --
     Selling and marketing                   3,471,697       7,479,601       1,137,554         166,699            --
     General and administrative              3,093,931       5,326,858       1,244,727          24,799            --
     Impairment of software
       development costs                     5,864,613            --              --              --              --
     Stock-based compensation                  476,140         847,919            --              --              --
     Fair value of warrants                  1,764,402      21,746,581         140,300            --              --
                                          ------------    ------------    ------------    ------------    ------------
          Total costs and expenses          20,666,842      44,835,741       3,654,760         281,450            --
                                          ------------    ------------    ------------    ------------    ------------
Loss from operations                       (20,044,111)    (44,796,254)     (3,647,483)       (281,450)           --
                                          ------------    ------------    ------------    ------------    ------------
Other income (expense):
      Interest income                          472,261       1,366,189         106,411            --              --
      Interest expense                         (55,675)        (13,298)         (6,909)        (45,208)        (32,800)
      Other                                       (237)         (2,938)         (1,406)           (912)        (23,213)
                                          ------------    ------------    ------------    ------------    ------------
       Total other income (expense)            416,349       1,349,953          98,096         (46,120)        (56,013)
                                          ------------    ------------    ------------    ------------    ------------
Loss from continuing operations            (19,627,762)    (43,446,301)     (3,549,387)       (327,570)        (56,013)
                                          ------------    ------------    ------------    ------------    ------------
Discontinued operations:
      Loss from discontinued operations           --               --         (100,167)       (827,483)       (599,844)
      Loss on disposal, including
          $11,869 for operating losses
           during the phase out period            --              --           (40,200)           --              --
                                          ------------    ------------    ------------    ------------    ------------
       Total discontinued operations              --              --          (140,367)       (827,483)       (599,844)
                                          ------------    ------------    ------------    ------------    ------------
Net loss                                  $(19,627,762)   $(43,446,301)   $ (3,689,754)   $ (1,155,053)   $   (655,857)
                                          ============    ============    ============    ============    ============
Net loss per share, basic and diluted:
       Continuing operations              $      (2.67)   $      (6.39)   $      (0.62)   $      (0.07)   $      (0.01)
       Discontinued operations                    --              --             (0.03)          (0.17)          (0.15)
                                          ------------    ------------    ------------    ------------    ------------
       Net loss                           $      (2.67)   $      (6.39)   $      (0.65)   $      (0.24)   $      (0.16)
                                          ============    ============    ============    ============    ============
Basic and diluted weighted average
  shares of Common Stock outstanding         7,344,075       6,798,813       5,700,306       4,752,975       3,995,719
                                          ============    ============    ============    ============    ============


                                                                      DECEMBER 31,
                                       ----------------------------------------------------------------------------
                                           2001            2000            1999            1998            1997
                                       ------------    ------------    ------------    ------------    ------------
BALANCE SHEET DATA:
Cash and equivalents                   $  4,479,095    $ 19,624,266    $  3,434,036    $    350,042    $     28,778
Working capital (deficit)                 3,038,448      13,031,082       2,922,218          13,821        (226,200)
Total assets                              9,661,937      31,471,681       4,315,458         596,596         447,826
Long-term liabilities                       817,460         217,306           6,734          28,647          92,215
Accumulated deficit                     (68,964,006)    (49,336,244)     (5,889,943)     (2,200,189)     (1,045,136)
Total shareholders' equity (deficit)      6,542,120      23,927,940       3,704,104         222,093         (27,836)

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

OVERVIEW

Marex, Inc. (the "Company" or "Marex") is a software products and technology services company offering high end technology solutions to businesses. Our mission is to improve the efficiency of our customers' technology initiatives. We are currently serving the marine and transportation industries.

The Company has available for the markets it serves three products which include: an e-commerce solution which enables the electronic exchange of business documents and product information; a management information solution which provides a front and back office solution for a retail or dealer store environment; and a telemetry product which is capable of tracking assets from a remote location over the Internet.

Marex has developed a line of client server applications under the name of MarConnect Enterprise, Standard and Advisor ("MarConnect Suite"), which enable the electronic exchange of business documents including the promotion of new product information and advisories. The MarConnect offerings include support for EDI, XML and flat file formats and do not require additional hardware, staff or specialized training. MarConnect Standard and Enterprise were launched during January of 2002, whereas MarConnect Advisor was launched during February of 2002.

The MarConnect Suite replaced MarExpress! and MarexPO!. MarExpress! and MarexPO! provided marine industry buyers and suppliers with an e-procurement solution for the purchase and sale of new parts, supplies, components and equipment through a web-based transaction system. Prior to the launch of MarExpress! and MarexPO!, our Internet based trading exchange, the Exchange, and its successor, Classified and Auctions, were the only products offered to the marine industry. We suspended the Classifieds and Auctions product in the first quarter of 2001.

In October 2001, we completed the acquisition of 100% of the outstanding stock of Software Support Team, Inc. ("Software Support Team"), which is engaged in the business of developing management information solution software for retailers, distributors and dealers. Software Support Team's current product, DockMaster, offers comprehensive business functions to the marine industry through a series of integrated software modules.

The Company has developed a comprehensive telemetry solution (the "Telemetry Solution") for the marine industry and is currently marketing this same technology for the transportation industry, as well as others. The Telemetry Solution enables the remote tracking of assets from virtually any location in the world via the Internet by using our MarConnect Suite. Marex has shifted its business strategy from the MarConnect Suite to the Telemetry Solution. A final working prototype has been completed and the marketing of orders commenced during the last week of March 2002.

CRITICAL ACCOUNTING POLICIES

Marex's discussion and analysis of its financial condition and results of operations are based upon Marex's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Marex to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Marex bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include software and website development costs and revenue recognition.

Marex follows Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force Issue No. 00-02, "Accounting for Web Site Development Costs," for the accounting of development costs. Marex evaluates software and website development costs for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

The Company follows SOP 97-2, "Software Revenue Recognition," which requires companies to defer revenue and profit recognition if certain required criteria of a sale are not met. In addition, SOP 97-2 requires that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. The Company licenses software under noncancellable license agreements.

DockMaster, the Company's core management information solutions product acquired during 2001, generates revenues from the licensing of software modules, customer support contracts, training, custom programming, and hardware sales. Licensing and related hardware and service revenues are recognized on a subscription basis over the term of the related customer support contract, which is typically one year. Customer support contracts are billed on a monthly or quarterly basis and revenue is recognized during the month of support.

MarExpress! and MarexPO!, Marex's former core products, generated revenues by charging a transaction fee which was based on the gross transaction price of items purchased and sold through the system. The fee was recognized as revenue when the customers' right to receive a refund for the transaction fee expired. Classifieds and Auctions, which supplemented MarExpress! and MarexPO!, generated revenues by charging listing and transaction fees.


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

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

         REVENUES

For the year ended December 31, 2001, we recorded revenues of $623,000 compared to $39,000 for the year ended December 31, 2000. The increase was primarily due to greater transaction fees from MarExpress! and MarexPO! in 2001 and revenue from Software Support Team acquired in October 2001.

MarExpress! and MarexPO! generated revenues by charging a transaction fee based on the gross transaction price of items purchased and sold through the system or a monthly subscription fee. These products were discontinued during the fourth quarter of 2001. The fees were recognized as revenue when customers' right to receive a refund expired. For the year ended December 31, 2001, we recorded revenues of $261,000 from MarExpress! and MarexPO! compared to $34,000 for the year ended December 31, 2000.

We launched our MarConnect Suite during the first quarter of 2002 as a successor to MarExpress! and MarexPO!. We did not recognize any revenue from the MarConnect Suite in 2001 as it was offered to customers on a trial basis. We do not expect significant future revenue directly from the sale of the MarConnect Suite as it will be used primarily for our Telemetry Solution.

Software Support Team generated revenues of $361,000 during the period from the acquisition date on October 2, 2001 through December 31, 2001. Software Support Team revenues were primarily comprised of $135,000 in DockMaster software and hardware sales and $152,000 in related support. The balance was primarily comprised of income from other software, hardware and seminars.

Classifieds and Auctions generated revenues by charging listing and transaction fees. For the year ended December 31, 2000, we recorded revenues of $6,000 generated from $114,000 of transactions through the Exchange and Classifieds and Auctions. Classifieds and Auctions was discontinued in during the first quarter of 2001.

We expect future revenues to consist primarily of sales from DockMaster and our Telemetry Solution.

         PRODUCT SUPPORT AND DEVELOPMENT

Product support and development expenses consist primarily of compensation for product support and development personnel, cost of outside contractors, amortization of software development costs, and other costs associated with the operations and enhancements of the web site. Product support and development expenses decreased to $5.9 million for the year ended December 31, 2001, compared to $9.4 million for the same period in 2000. The change related primarily to decreases of $328,000 in personnel and personnel related costs and $3.5 million in outside contractor costs. The decreases were partially offset by an increase of $425,000 in amortization of software development costs. The balance was comprised of overhead and operating costs directly associated with the development, support and maintenance of the web site and e-commerce products. We expect future expenses related to product support and development to decrease as we have completed development of our core products and decreased the size of our support and development staff.

         SELLING AND MARKETING

Selling and marketing expenses consist primarily of compensation for sales and marketing personnel, cost of outside contractors, advertising, trade shows and related marketing costs. Selling and marketing expenses decreased to $3.5 million for the year ended December 31, 2001, compared to $7.5 million for the year ended December 31, 2000. The change was primarily due to decreases of $1.1 million in personnel and personnel related costs, $1.5 million in advertising and marketing costs, and $899,000 in outside contractor costs. The balance was comprised of overhead and operating costs directly associated with selling and marketing activities. We expect future selling and marketing expenses to decrease as we will perform fewer advertising and marketing activities as we believe our target markets are aware of our brand and we have decreased the size of our sales and marketing staff.

         GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation for administrative personnel, facilities expenses, professional fees, and general corporate expenses. General and administrative expenses decreased to $3.1 million for the year ended December 31, 2001, compared to $5.3 million for the same period in 2000. The change related primarily to decreases of $1.0 million in personnel and personnel related costs and $858,000 in professional fees. Professional fees in 2001 included $25,000 for strategic business consulting services provided by a consultant who is also a shareholder, compared to $435,000 for the year ended December 31, 2000. The balance was comprised of corporate charges directly associated with the administrative functions of our Company. We expect future general and administrative expenses to decrease as we have decreased our general and administrative staff.

         IMPAIRMENT OF SOFTWARE DEVELOPMENT COSTS

Impairment of software development costs of $5.9 million was recognized for the year ended December 31, 2001. The development of our new products, the MarConnect Suite, which replaced MarExpress! and MarexPO!, led to the recognition of $6.7 million of impairment of software development costs. The impairment was offset by the favorable settlement of a litigation matter with a consultant in the amount of $815,000.

         STOCK-BASED COMPENSATION

For the year ended December 31, 2001, we recognized non-cash compensation expense of $476,000 relating to options granted to a director, compared to $848,000 for the year ended December 31, 2000.

         FAIR VALUE OF WARRANTS

For the year ended December 31, 2001, we recognized an expense of $1.8 million relating to the fair value of warrants issued in connection with a strategic relationship agreement, compared to $21.7 million recorded for the year ended December 31, 2000.

         OTHER INCOME AND EXPENSE

We recognized $472,000 of interest income for the year ended December 31, 2001, compared to $1.4 million for the year ended December 31, 2000. The decrease was a result of lower balances of marketable securities derived from the net proceeds of our private placements. Interest expense for the year ended December 31, 2001 was $56,000, compared to $13,000 for the year ended December 31, 2000. The increase was primarily due to the increase in capital lease obligations and the seller-financed note payable related to the acquisition of Software Support Team.

         LOSS FROM CONTINUING OPERATIONS

Our loss from continuing operations decreased to $19.6 million for the year ended December 31, 2001, from $43.4 million for the year ended December 31, 2000. The change resulted from decreases in the fair value of warrants issued and decreases in costs, which were partially offset by the impairment of software development costs, as described above.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

         REVENUES

For the year ended December 31, 2000, we recorded revenues of $39,000, compared to $7,000 for the year ended December 31, 1999. The increase was primarily due to the launch of MarExpress! and MarexPO! in June 2000.

For the year ended December 31, 2000, MarExpress! and MarexPO! generated revenues of $34,000 from $1.9 million of transactions. MarExpress! and MarexPO! were not launched until June 2000, therefore no revenue was recognized from these products during 1999.

For the year ended December 31, 2000, Classifieds and Auctions and the Exchange generated revenues of $6,000 generated from $114,000 of transactions. For the same period in 1999, we recorded revenues of $7,000 generated from $194,000 of transactions. The decrease resulted primarily from the decreased use of Classifieds and Auctions by our customers during the year due to Classifieds and Auctions becoming a supplement to MarExpress! and MarexPO!.

         PRODUCT SUPPORT AND DEVELOPMENT

Product support and development expenses consist primarily of compensation for product support and development personnel, cost of outside contractors, amortization of software development costs, and other costs associated with the operations and enhancements of the web site. Product development expenses increased to $9.4 million for the year ended December 31, 2000, compared to $1.1 million for the year ended December 31, 1999. The change related primarily to increases of $1.7 million in personnel and personnel related costs, $3.8 million in outside contractor costs and $1.4 million in amortization of software development costs. The balance was comprised of overhead and operating costs directly associated with the development, support and maintenance of the web site and e-commerce products.

         SELLING AND MARKETING

Selling and marketing expenses consist primarily of compensation for sales and marketing personnel, cost of outside contractors, advertising, trade shows and related marketing costs. Selling and marketing expenses increased to $7.5 million for the year ended December 31, 2000, compared to $1.1 million for the year ended December 31, 1999. The change was primarily due to increases of $2.6 million in personnel and personnel related costs, $1.2 million in advertising and marketing costs, and $1.1 million in outside contractor costs. The balance was comprised of overhead and operating costs directly associated with selling and marketing activities.

         GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation for administrative personnel, facilities expenses, professional fees, and general corporate expenses. General and administrative expenses increased to $5.3 million for the year ended December 31, 2000, compared to $1.2 million for the year ended December 31, 1999. The change related primarily to increases of $1.9 million in personnel and personnel related costs and $1.2 million in professional fees, which include $435,000 for strategic business consulting services provided by a consultant who is also a shareholder. The balance was comprised of corporate charges directly associated with the administrative functions of our company.

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

Net cash used in operating activities was $12.5 million for the year ended December 31, 2001, primarily as a result of the net loss from continuing operations and a decrease of $4.3 million in accounts payable and accrued expenses. The net loss and decrease in accounts payable and accrued expenses were partially offset by non-cash charges of $5.9 million for the impairment of software development costs, $1.8 million for the fair value of warrants issued, amortization expense of $1.9 million, depreciation expense of $857,000, and a decrease in prepaid expenses and other current assets of $575,000.

Net cash used in investing activities was $2.4 million for the year ended December 31, 2001, primarily due to $969,000 of software development costs related to the continuing development of our e-commerce solutions, $294,000 relating to leasehold improvements, the purchase of computer and office equipment, and the purchase of furniture and fixtures, and $672,000 related to the acquisition of Software Support Team.

Net cash used in financing activities was $328,000 for the year ended December 31, 2001, which was primarily due to $141,000 of principal payments on capital lease obligations and $189,000 of principal payments related to a seller-financed note payable obtained in connection with the purchase of Software Support Team.

At December 31, 2001, cash and cash equivalents totaled $4.5 million, while our working capital was $3.0 million. In comparison, as of December 31, 2000, cash and cash equivalents totaled $19.6 million, while our working capital was $13.0 million. To date, our primary uses of cash have been in operating activities to fund the development and promotion of our e-commerce solutions.

We currently anticipate that our available funds will be sufficient to meet our projected working capital and operating resource requirements through the next 12 months since we have significantly decreased our staff and shifted our focus from our electronic commerce solutions to our telemetry and management information solutions. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash equivalents, and cash that may be generated from operations are not sufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt securities. If we raise additional funds through the issuance of equity or convertible securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock. Furthermore, in the event that we issue or sell Common Stock or securities convertible for Common Stock, at a price per share less than the conversion price of the outstanding Series A1 Preferred Stock, the holders of the Series A1 Preferred Stock have the right to amend the conversion price of the price per share of the issuance. As a result, our stockholders may experience significant additional dilution. We cannot be certain that additional capital will be available to us on acceptable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. As required, the Company adopted SFAS No. 133 in the first quarter of 2001. The adoption of this statement did not have an effect on the Company's financial position, results of operations or cash flows as it does not hold any derivative instruments.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 is effective June 30, 2001. The Company elected to adopt the provisions of SFAS 141 beginning July 1, 2001. On October 2, 2001, the Company purchased Software Support Team. The purchase was accounted for under the purchase method.

In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. As a result of the purchase of Software Support Team, the Company recognized goodwill in the amount of $304,000. The Company does not believe the adoption of SFAS No. 142 will have a material effect on the Company's financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business as previously defined in that opinion. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. For purposes of this statement, impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss recognized for a long-lived asset to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business enterprise. A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company does not believe the adoption of SFAS No. 144 will have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any market risk sensitive instruments. As a result, this item is not applicable to the Company's consolidated balance sheet as of December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   MAREX, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----

Report of Independent Certified Public Accountants ...................   21

Consolidated Balance Sheets as of December 31, 2001 and 2000 .........   22

Consolidated Statements of Operations
  For the Years Ended December 31, 2001, 2000 and 1999 ...............   23

Consolidated Statements of Shareholders' Equity
  For the Years Ended December 31, 2001, 2000 and 1999 ...............   24

Consolidated Statements of Cash Flows
  For the Years Ended December 31, 2001, 2000 and 1999 ...............   25

Notes to Consolidated Financial Statements ...........................   27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Marex, Inc.:


We have audited the accompanying consolidated balance sheets of Marex, Inc., (a Florida Corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marex, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred net losses during each of the three years in the period ended December 31, 2001 and has an accumulated deficit of $68,964,006. The Company is in process of launching new product offerings which may or may not be successful. The Company's cash requirements may be substantial and may exceed the amount of the Company's existing working capital. In order to fund working capital needs, the Company may be required to raise capital through loans or issuance of debt or equity securities, which may not be available to the Company on acceptable terms, or at all. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Arthur Andersen LLP

Miami, Florida, February 8, 2002 (except with respect to the matter discussed in the first paragraph of Note 10, as to which the date is March 26, 2002).

                          MAREX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2001            2000
                                                              ------------    ------------
                                     ASSETS

Current assets:
    Cash and cash equivalents .............................   $  4,479,095    $ 19,624,266
    Accounts receivable, net ..............................        275,680          18,901
    Inventories ...........................................         14,546            --
    Prepaid expenses and other current assets .............        145,835         714,350
    Loan to related party .................................        425,649            --
                                                              ------------    ------------
       Total current assets ...............................      5,340,805      20,357,517
                                                              ------------    ------------
Property and equipment, net ...............................      1,533,872       2,004,853
                                                              ------------    ------------

Other assets:
    Trademark, net ........................................           --             6,771
    Software development costs, net .......................      2,311,551       8,904,897
    Goodwill ..............................................        304,086            --
    Deposits and other assets .............................        171,623         197,643
                                                              ------------    ------------
       Total other assets .................................      2,787,260       9,109,311
                                                              ------------    ------------
           Total assets ...................................   $  9,661,937    $ 31,471,681
                                                              ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of seller-financed note payable .......   $    684,718    $       --
    Current portion of capital lease obligations ..........        163,775         130,481
    Accounts payable and accrued expenses .................      1,453,864       7,195,954
                                                              ------------    ------------
       Total current liabilities ..........................      2,302,357       7,326,435
                                                              ------------    ------------

Long-term liabilities:
    Seller-financed note payable, net of current portion ..        726,735            --
    Capital lease obligations, net of current portion .....         90,725         217,306
                                                              ------------    ------------
       Total long-term liabilities ........................        817,460         217,306
                                                              ------------    ------------
           Total liabilities ..............................      3,119,817       7,543,741
                                                              ------------    ------------
Commitments and contingencies (Note 12)

Shareholders' equity:
    Series A1 Convertible Preferred Stock, par value
       $.01 per share, 1,000,000 shares authorized,
       301,750 and 304,693 shares issued and outstanding as
       of December 31, 2001 and 2000, respectively ........     30,175,000      30,469,300
    Common Stock, par value $.01 per share,
       25,000,000 shares authorized, 7,366,617 and
       7,339,780 shares issued and outstanding as of
       December 31, 2001 and 2000, respectively ...........         73,666          73,398
    Additional paid-in capital ............................     45,257,460      42,721,486
    Accumulated deficit ...................................    (68,964,006)    (49,336,244)
                                                              ------------    ------------
       Total shareholders' equity .........................      6,542,120      23,927,940
                                                              ------------    ------------
           Total liabilities and shareholders' equity .....   $  9,661,937    $ 31,471,681
                                                              ============    ============


                 See Notes to Consolidated Financial Statements

                          MAREX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER 31,
                                                --------------------------------------------
                                                    2001            2000            1999
                                                ------------    ------------    ------------
Net sales ...................................   $    622,731    $     39,487    $      7,277
                                                ------------    ------------    ------------
Costs and expenses:
     Cost of product sales ..................        102,926            --              --
     Product support and development ........      5,893,133       9,434,782       1,132,179
     Selling and marketing ..................      3,471,697       7,479,601       1,137,554
     General and administrative .............      3,093,931       5,326,858       1,244,727
     Impairment of software development costs      5,864,613            --              --
     Stock-based compensation ...............        476,140         847,919            --
     Fair value of warrants .................      1,764,402      21,746,581         140,300
                                                ------------    ------------    ------------
          Total costs and expenses ..........     20,666,842      44,835,741       3,654,760
                                                ------------    ------------    ------------
Loss from operations ........................    (20,044,111)    (44,796,254)     (3,647,483)
                                                ------------    ------------    ------------
Other income (expense):
      Interest income .......................        472,261       1,366,189         106,411
      Interest expense ......................        (55,675)        (13,298)         (6,909)
      Other .................................           (237)         (2,938)         (1,406)
                                                ------------    ------------    ------------
       Total other income ...................        416,349       1,349,953          98,096
                                                ------------    ------------    ------------
Loss from continuing operations .............    (19,627,762)    (43,446,301)     (3,549,387)
                                                ------------    ------------    ------------
Discontinued operations:
      Loss from discontinued operations .....           --              --          (100,167)
      Loss on disposal, including $11,869
           for operating losses during
           the phase out period .............           --              --           (40,200)
                                                ------------    ------------    ------------
       Total discontinued operations ........           --              --          (140,367)
                                                ------------    ------------    ------------
Net loss ....................................   $(19,627,762)   $(43,446,301)   $ (3,689,754)
                                                ============    ============    ============
Net loss per share, basic and diluted:
       Continuing operations ................   $      (2.67)   $      (6.39)   $      (0.62)
       Discontinued operations ..............           --              --             (0.03)
                                                ------------    ------------    ------------
       Net loss .............................   $      (2.67)   $      (6.39)   $      (0.65)
                                                ============    ============    ============
Basic and diluted weighted average shares
       of Common Stock outstanding ..........      7,344,075       6,798,813       5,700,306
                                                ============    ============    ============







                 See Notes to Consolidated Financial Statements

                          MAREX, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                        ADDITIONAL                               TOTAL
                                    PREFERRED          COMMON            PAID-IN            ACCUMULATED      SHAREHOLDERS'
                                     STOCK              STOCK            CAPITAL             DEFICIT            EQUITY
                                  ------------       ------------      ------------        ------------      ------------
Balance, December 31, 1998 .      $       --         $     49,282      $  2,373,000       $ (2,200,189)      $    222,093

Exercise of stock options ..              --                3,466           135,534               --              139,000

Issuance of 1,122,047 shares
   of Common Stock .........              --               11,220         6,881,245               --            6,892,465

Fair value of warrants .....              --                 --             140,300               --              140,300

Net loss ...................              --                 --                --           (3,689,754)        (3,689,754)
                                  ------------       ------------      ------------       ------------       ------------
Balance, December 31, 1999 .              --               63,968         9,530,079         (5,889,943)         3,704,104

Exercise of stock options
   and warrants ............              --                  560           174,072               --              174,632

Issuance of 420,000 shares
   of Preferred Stock ......        42,000,000               --          (1,098,995)              --           40,901,005

Conversion of Preferred
   Stock ...................       (11,530,700)             8,870        11,521,830               --                 --

Fair value of warrants .....              --                 --          21,746,581               --           21,746,581

Stock-based compensation ...              --                 --             847,919               --              847,919

Net loss ...................              --                 --                --          (43,446,301)       (43,446,301)
                                  ------------       ------------      ------------       ------------       ------------
Balance, December 31, 2000 .        30,469,300             73,398        42,721,486        (49,336,244)        23,927,940

Exercise of stock options
   and warrants ............              --                   42             1,358               --                1,400

Conversion of Preferred
   Stock ...................          (294,300)               226           294,074               --                 --

Fair value of warrants .....              --                 --             476,140               --              476,140

Stock-based compensation ...              --                 --           1,764,402               --            1,764,402

Net loss ...................              --                 --                --          (19,627,762)       (19,627,762)
                                  ------------       ------------      ------------       ------------       ------------
Balance, December 31, 2001 .      $ 30,175,000       $     73,666      $ 45,257,460       $(68,964,006)      $  6,542,120
                                  ============       ============      ============       ============       ============




                 See Notes to Consolidated Financial Statements

                          MAREX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------------------
                                                                            2001               2000               1999
                                                                       ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations .............................      $(19,627,762)      $(43,446,301)      $ (3,549,387)
    Adjustments to reconcile loss from continuing operations
     to net cash used in continuing operations
         Provision for doubtful accounts ........................             8,887                170               --
         Depreciation ...........................................           856,593            476,986             71,006
         Amortization ...........................................         1,935,640          1,556,087             27,765
         Impairment of software development costs ...............         5,864,613               --                 --
         Stock-based compensation ...............................           476,140            847,919               --
         Fair value of warrants .................................         1,764,402         21,746,581            140,300
         Loss on disposal of property and equipment .............              --               72,446              1,406
         Increase in accounts receivable ........................           (16,816)           (19,071)              --
         Increase in inventories ................................            (5,698)              --                 --
         Decrease (increase) in prepaid expenses and
              other current assets ..............................           575,287           (643,748)           (70,602)
         Decrease (increase) in deposits ........................            43,219           (196,047)              --
         (Decrease) increase in accounts payable and
              accrued expenses ..................................        (4,330,903)         6,598,179            509,540
                                                                       ------------       ------------       ------------
              Net cash used in operating activities .............       (12,456,398)       (13,006,799)        (2,869,972)
                                                                       ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment .........................          (294,205)        (1,481,508)          (693,477)
    Acquisition of trademark ....................................              --                 --              (32,500)
    Additions to software development costs .....................          (969,081)       (10,373,066)              --
    Acquisition of net assets of subsidiary, net of cash
         acquired ...............................................          (671,683)              --                 --
    (Increase) decrease in loan to related party ................          (425,649)            22,200            (22,200)
                                                                       ------------       ------------       ------------
              Net cash used in investing activities .............        (2,360,618)       (11,832,374)          (748,177)
                                                                       ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from related party borrowings ......................              --                 --              224,551
    Principal payments on due to related party ..................              --                 --             (260,301)
    Principal payments on notes payable .........................          (188,547)              --             (139,727)
    Principal payments on capital lease obligations .............          (141,008)           (46,234)            (2,843)
    Proceeds from exercise of stock options and warrants ........             1,400            174,632            139,000
    Proceeds from issuance of Common Stock ......................              --                 --            6,892,465
    Proceeds from issuance of Preferred Stock ...................              --           40,901,005               --
                                                                       ------------       ------------       ------------
              Net cash (used in) provided by financing activities          (328,155)        41,029,403          6,853,145
                                                                       ------------       ------------       ------------
Net cash (used in) provided by continuing operations ............       (15,145,171)        16,190,230          3,234,996
Net cash used in discontinued operations ........................              --                 --             (151,002)
                                                                       ------------       ------------       ------------
Net (decrease) increase in cash and cash equivalents ............       (15,145,171)        16,190,230          3,083,994

CASH AND CASH EQUIVALENTS, beginning of year ....................        19,624,266          3,434,036            350,042
                                                                       ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, end of year ..........................      $  4,479,095       $ 19,624,266       $  3,434,036
                                                                       ============       ============       ============

                                   (Continued)

                 See Notes to Consolidated Financial Statements

                          MAREX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                    YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------------------
                                                                            2001               2000               1999
                                                                       ------------       ------------       ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for interest .....................      $     34,503       $     13,298       $      5,988
                                                                       ============       ============       ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION:
     Acquisition of equipment under capital lease obligations ...      $       --         $    380,442       $      8,454
                                                                       ============       ============       ============
     Details of acquisition of subsidiary
         Assets acquired ........................................      $  2,608,109
         Liabilities assumed ....................................          (220,479)
                                                                       ------------
         Net assets acquired ....................................         2,387,630
         Cash paid for acquisition, including transaction fees ..          (787,630)
                                                                       ------------
         Seller-financed note payable ...........................      $  1,600,000
                                                                       ============
         Net cash paid for acquisition ..........................      $    671,683
         Cash acquired in acquisition ...........................           115,947
                                                                       ------------
         Cash paid for acquisition, including transaction fees ..      $    787,630
                                                                       ============



























                 See Notes to Consolidated Financial Statements

                          MAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Marex, Inc. (the "Company" or "Marex") is a provider of software products and technology services. The Company's products provide businesses with a procurement solution that enables electronic system-to-system exchange of business documents, a product advisory service that enables companies to market and receive critical product information, a management information solutions product that offers comprehensive business functions through a series of integrated software modules, and a telemetry solution that enables remote tracking of assets from virtually any location in the world via the Internet.

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses of $19.6 million, $43.4 million and $3.7 million for the years ended December 31, 2001, 2000 and 1999, respectively and has an accumulated deficit of $68,964,006 as of December 31, 2001. The Company is in process of launching new product offerings which may or may not be successful. If current cash and cash equivalents, and cash that may be generated from operations are not sufficient to satisfy our liquidity requirements, the Company will likely seek to sell additional equity or debt securities. If the Company raises additional funds through the issuance of equity or convertible securities, such securities may have rights, preferences or privileges senior to those of the rights of the Company's Common Stock. Furthermore, in the event that the Company issues or sells Common Stock or securities convertible for Common Stock, at a price per share less than the conversion price of the outstanding Series A1 Preferred Stock, the holders of the Series A1 Preferred Stock have the right to amend the conversion price of the price per share of the issuance. As a result, the Company's shareholders may experience significant additional dilution. The Company cannot be certain that additional capital will be available on acceptable terms or at all. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ACCOUNTS RECEIVABLE

The Company provides for doubtful accounts by reserving a percentage of monthly revenues as a general reserve and by specifically identifying accounts for which collection is not probable. The rollforward of the allowance for doubtful accounts is as follows:

                                       2001         2000
                                      -------      -------
      Balance, beginning of year      $   170      $  --
      Provision                         8,887          170
                                      -------      -------
      Balance, end of year            $ 9,057      $   170
                                      =======      =======


INVENTORIES

Inventories are stated at the lower of cost or market. Components of inventories include the costs incurred for duplicating computer software, printed material included with the sale of products, and related training materials. The Company considers factors such as the amount of inventory on hand, estimated time required to sell such inventories, and current market conditions to determine whether inventories are stated at the lower of cost or market. Reserves are provided as appropriate.

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

     Leasehold improvements                        Life of Lease or
                                                   Estimated Useful
                                                   Life, if Shorter

     Equipment held under capital leases           Life of Lease or
                                                   Estimated Useful
                                                   Life, if Shorter

TRADEMARK

The cost of the trademark acquired is being amortized using the straight-line method over two years. Amortization of trademark totaled approximately $7,000, $16,000 and $9,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and is included in "General and administrative" in the accompanying consolidated statements of operations. Accumulated amortization related to a trademark at December 31, 2001 and 2000 was $32,000 and $25,000, respectively.

SOFTWARE AND WEBSITE DEVELOPMENT COSTS

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force Issue No. 00-02, "Accounting for Web Site Development Costs," for the accounting of development costs. During the years ended December 31, 2001 and 2000, the Company capitalized approximately $969,000 and $10.4 million, respectively, of development costs associated with development of its software products. The Company did not capitalize any development costs during the year ended December 31, 1999.

In connection with the acquisition of Software Support Team, Inc. ("Software Support Team") during the year ended December 31, 2001, the Company acquired $1.8 million of capitalized software development costs.

During the year ended December 31, 2001, the Company recognized an impairment of software development costs in the amount of $5.9 million resulting from the Company's decision to change its strategy and develop Marconnect Standard/Enterprise ("Standard/Enterprise") and MarConnect Advisor ("Advisor"), which replace its previous offerings of MarExpress! and MarexPO!. The impairment of software development costs was comprised of a charge in the amount of $6.7 million, which was offset by a favorable litigation settlement in the amount of $815,000.

Amortization of software development costs is computed using the straight-line method over the useful life of the related products ranging from two to three years. Amortization expense of software development costs totaled approximately $1.9 million, $1.5 million and $18,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and is included in "Product support and development" in the accompanying consolidated statements of operations. Accumulated amortization related to software development costs at December 31, 2001 and 2000 was $300,000 and $1.6 million, respectively.

LONG-LIVED ASSETS

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2001, the Company recognized an impairment of software development costs in the amount of $5.9 million resulting from the Company's decision to change its strategy and develop Standard/Enterprise and Advisor, which replaced MarExpress! and MarexPO!. The impairment of software development costs was comprised of a charge in the amount of $6.7 million, which was offset by a favorable litigation settlement in the amount of $815,000. There were no impairment charges recorded in the years ended December 31, 2000 and 1999.

GOODWILL

Goodwill represents the excess of cost over fair value of net assets acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value.

As a result of the acquisition of Software Support Team, the Company recorded $304,000 of goodwill during the year ended December 31, 2001. No impairment of goodwill was recorded during 2001.

CAPITAL LEASES

Leases that transfer substantially all of the benefits and risks of ownership to the Company are accounted for as the acquisition of assets and assumption of obligations. Accordingly, capitalized leased assets are recorded as property and equipment and the present values of the minimum lease payments are recorded as capital lease obligations. Depreciation of such assets is computed using the shorter of the lease terms or estimated useful lives of the assets.

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

REVENUE RECOGNITION

The Company follows SOP 97-2, "Software Revenue Recognition," which requires companies to defer revenue and profit recognition if certain required criteria of a sale are not met. In addition, SOP 97-2 requires that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. The Company licenses software under noncancellable license agreements.

DockMaster, the Company's core management information solutions product acquired during 2001, generates revenues from the licensing of software modules, customer support contracts, training, custom programming, and hardware sales. Licensing and related hardware and service revenues are recognized on a subscription basis over the term of the related customer support contract, which is typically one year. Customer support contracts are billed on a monthly or quarterly basis and revenue is recognized during the month of support. DockMaster-related revenue for the period from the acquisition date through December 31, 2001 was $361,000.

MarExpress! and MarexPO!, the Company's former core products, generated revenues by charging a transaction fee which was based on the gross transaction price of items purchased and sold through the system or a monthly subscription fee. These products were discontinued during the fourth quarter of 2001. The fees were recognized as revenue when the customers' right to receive a refund for the transaction fees expired. Transaction and subscription fees related to these products were $261,000 and $34,000 in 2001 and 2000, respectively. No revenues were generated from these products in 1999 as the products were launched in June 2000.

Standard/Enterprise and Advisor, the Company's core e-commerce products, generate revenues by charging a monthly subscription fee. The subscription fee is recognized as revenue during the month that the service is provided. No revenue was recognized from Standard/Enterprise or Advisor as Standard/Enterprise was being offered to customers on a trial basis during 2001, and Advisor was not launched until after December 31, 2001.

Classifieds and Auctions, the successor of the Exchange, generated revenues by charging listing and transaction fees. Listing and transaction fees related to these products were $6,000 and $7,000 in 2000 and 1999, respectively. Classifieds and Auctions was suspended during the first quarter of 2001. No revenue was generated from this product in 2001.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense for 2001, 2000 and 1999 was $143,000, $1.7 million and $438,000, respectively.

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant estimates include the useful lives of trademarks, software development costs and the realizability of goodwill.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value. Loan to related party and seller-financed note payable bear interest at prevailing market rates and are carried at amounts which approximate fair value.

ACCOUNTING FOR STOCK-BASED COMPENSATION

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under APB Opinion No. 25, compensation is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period.

WARRANTS

As required by SFAS No. 123, the Company accounts for warrants issued to non-employees not issued in conjunction with debt by amortizing the fair value, determined by using the Black-Scholes method, of such warrants over the vesting period. The fair value of warrants issued in conjunction with debt is amortized over the life of the loan agreement as interest expense. Expense related to warrants totaled approximately $1.8 million, $21.7 million and $140,000 in 2001, 2000 and 1999, respectively. See Note 9 for the factors used in determining the fair value of such warrants.

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

The following options and warrants to purchase shares of common stock were outstanding at the end of each year, but were not included in the computation of diluted earnings per share because the Company reported a net loss for all years presented and, therefore, the effect would be antidilutive:

                                                                     December 31,
                                                  ---------------------------------------------------
                                                        2001               2000               1999
                                                  -------------      -------------      -------------
      OPTIONS
      Outstanding                                     3,258,635          2,862,050          2,416,000
      Weighted average exercise prices            $        4.10      $        6.20      $        5.00

      WARRANTS
      Outstanding                                       409,971          1,852,052            436,971
      Weighted average exercise prices            $        9.68      $        3.57      $        9.19


The Company had 301,750 shares of Preferred Stock outstanding as of December 31, 2001 that were convertible into 2,321,154 shares of Common Stock.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. For 2001, 2000 and 1999, the Company had no comprehensive income items and, accordingly, comprehensive loss was the same as net loss for all periods presented.

SEGMENT REPORTING

For internal management reporting purposes, the Company currently operates two primary business segments: electronic commerce products and management information solution software products. Electronic commerce products consist of our internally developed procurement solutions, MarExpress! and MarexPO!. Management information solution software products consist of those products obtained through the acquisition of Software Support Team on October 2, 2001. These operating segments generally follow the management organizational structure of the Company. Sales are made only to external customers in the United States of America. See Note 11 for information related to the Company's business segments.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. As required, the Company adopted SFAS No. 133 in the first quarter of 2001. The adoption of this statement did not have an effect on the Company's financial position, results of operations or cash flows as it does not hold any derivative instruments.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 is effective June 30, 2001. The

Company elected to adopt the provisions of SFAS No. 141 beginning July 1, 2001. Accordingly, the Company's purchase of Software Support Team on October 2, 2001 was accounted for under the provisions of SFAS No. 141. The purchase was accounted for under the purchase method. In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. As a result of the purchase of Software Support Team, the Company recognized goodwill in the amount of $304,000. The Company does not believe the adoption of SFAS No. 142 will have a material effect on the Company's financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business as previously defined in that opinion. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. For purposes of this statement, impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss recognized for a long-lived asset to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business enterprise. A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company does not believe the adoption of SFAS No. 144 will have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 3 - ACQUISITION

On October 2, 2001, the Company completed the acquisition of 100% of the outstanding stock of Software Support Team for $2.4 million pursuant to the terms of a Stock Purchase Agreement dated September 21, 2001. The purchase price was based on arms' length negotiations between the Company and the sellers. Software Support Team is engaged in the business of developing management information solutions software.

The purchase price was funded with $800,000 cash from internally available funds and $1.6 million through a seller-financed note payable. The note payable bears an interest rate of 6% payable in equal quarterly installments and matures in October 2003.

The acquisition, completed on October 2, 2001, was accounted for as a purchase under SFAS No. 141 and, accordingly, the results of Software Support Team's operations are included in the Company's consolidated results from the date of the acquisition.

The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition:

      Assets acquired          $ 2,608,109
      Liabilities assumed         (220,479)
                               -----------
      Net assets acquired      $ 2,387,630
                               ===========

Current and long-term assets and liabilities were recorded at their net book value, which approximated their fair value at the date of acquisition. Software development costs of $1.8 million were determined through a valuation analysis performed by an independent third party.

The following table reflects the unaudited pro forma combined results of the Company as if the acquisition had taken place at the beginning of the periods presented:

                                            Year Ended December 31,
                                        -------------------------------
                                             2001               2000
                                        ------------       ------------
      Net sales                         $  2,425,540       $  2,938,505
      Net loss                          $(19,505,838)      $(43,082,119)
      Net loss per share                $      (2.66)      $      (6.34)


The unaudited pro forma results have been prepared for comparison purposes only. The unaudited pro forma combined results do not purport to represent what our actual results of operations would have been had the acquisition occurred as of the beginning of the periods presented and may not be indicative of our future results of operations.

NOTE 4 - DISCONTINUED OPERATIONS

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

The accompanying consolidated statement of operations and consolidated statement of cash flows have been reclassified to report separately the discontinued operations in the prior periods. Selected results of the discontinued operations in 1999 were as follows:

      Revenues                                 $    --
                                               =========
      Gross profit                             $    --
                                               =========
      Selling, general and administrative      $ 140,367
                                               =========
      Net loss                                 $(140,367)
                                               =========

NOTE 5 - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

                                                      December 31,
                                              -----------------------------
                                                  2001              2000
                                              -----------       -----------

      Computer hardware and software          $ 1,801,410       $ 1,690,125
      Office equipment and furniture              432,563           405,735
      Leasehold improvements                      283,299            87,633
      Equipment held under capital leases         430,386           389,077
                                              -----------       -----------
                                                2,947,658         2,572,570
      Less accumulated depreciation            (1,413,786)         (567,717)
                                              -----------       -----------
      Property and equipment, net             $ 1,533,872       $ 2,004,853
                                              ===========       ===========

Depreciation expense charged to operations during 2001, 2000 and 1999 was $857,000, $477,000, and $71,000, respectively.

NOTE 6 - INCOME TAXES

The Company has recorded a 100% valuation allowance on its deferred tax assets due to the uncertainty of the realization of the deferred tax assets. At December 31, 2001 and 2000, the significant components of the Company's deferred tax assets are as follows:
                                               2001              2000
                                           ------------      ------------
      Net operating loss carryforwards     $ 16,453,213      $ 10,192,989
      Depreciation and amortization             (89,878)          448,093
      Accrual to cash adjustment                 23,207            23,208
      Other                                      23,948                67
                                           ------------      ------------
      Total                                  16,410,490        10,664,357
      Less valuation allowance              (16,410,490)      (10,664,357)
                                           ------------      ------------
                                           $         --      $         --
                                           ============      ============

The provision for income taxes differs from the amount computed by applying the statutory federal and state income tax rates to income before income taxes. The sources and tax effects of the difference are as follows:

                                              2001               2000           1999
                                          -----------         -----------    -----------
      Expected tax benefit at 39.5%      $ 7,752,966          $17,161,289    $ 1,457,452
      Non-deductible expenses,
        primarily warrants                (2,006,832)          (8,734,130)       (52,127)
      Change in valuation allowance       (5,746,134)          (8,427,159)    (1,405,325)
                                         ------------         -----------    -----------
                                         $        --          $        --    $        --
                                         ============         ===========    ===========


As of December 31, 2001, the Company's net operating loss carryforwards for income tax purposes amounted to approximately $41.7 million and expire at various dates from 2011 through 2021.

NOTE 7 - SELLER-FINANCED NOTE PAYABLE

In October 2001, in connection with the acquisition of Software Support Team, the Company issued a note payable for $1,600,000 to the sellers, who are currently employees of the Company. The note bears an interest rate of 6% and matures in quarterly principal and interest payments of $188,548 through October 2003. During 2001, the Company accrued interest expense of approximately $21,000.

NOTE 8 - CAPITAL LEASES

The Company is the lessee of certain equipment under capital leases expiring in various years through the year 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset and are included in property and equipment, net. The assets are depreciated over the lesser of their estimated useful lives or the term of the lease. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of December 31, 2001 are as follows:

      2002                                             $ 181,687
      2003                                                72,294
      2004                                                16,217
      2005                                                 7,430
      2006                                                 1,238
                                                       ---------
      Total minimum lease payments                       278,866
      Less amount representing interest                  (24,366)
                                                       ---------
      Present value of net minimum lease payments      $ 254,500
                                                       =========


Interest rates on capitalized leases vary from 9.00% to 11.31% and are based on the Company's incremental borrowing rate. Interest expense on capital lease obligations during 2001, 2000 and 1999 was $35,000, $13,000 and $2,000, respectively.

NOTE 9 - SHAREHOLDERS' EQUITY

STOCK OPTION PLAN

In January 1997, the Company approved a 1996 and 1997 Incentive Stock Option Plan (ISO). The 1996 and 1997 Incentive Stock Option Plans, as amended, provide options for 900,000 and 4,000,000 shares, respectively, to be purchased for the greater of $.33 or the fair market value on the date of grant. In general, options have vesting terms of 4 to 5 years and expire 5 years after date of grant. Shares available for future option grants at December 31, 2001 totaled 1,236,165. As of December 31, 2001, the Company had granted options to purchase 5,721,185 shares of Common Stock to employees and Directors of the Company. The following is a summary of stock option activity during the years ended December 31, 2001, 2000 and 1999:


                                                                  Weighted
                                                                  Average
                                               Shares          Exercise Price
                                          ----------------    -----------------
Outstanding at December 31, 1998               1,911,000      $    1.38
Granted                                        1,070,000           9.65
Exercised                                       (372,000)          1.06
Canceled                                        (193,000)          2.57
                                          ----------------
Outstanding at December 31, 1999               2,416,000           5.00
Granted                                          762,400          12.31
Exercised                                        (29,000)          4.32
Canceled                                        (287,350)         12.53
                                          ----------------
Outstanding at December 31, 2000               2,862,050           6.20
Granted                                        1,788,785           1.59
Exercised                                         (4,200)          0.33
Canceled                                        (968,000)          7.17
Expired                                         (420,000)          0.37
                                          ----------------
Outstanding at December 31, 2001               3,258,635           4.10
                                          ================

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:


                                          Outstanding Options                                Exercisable Options
                        --------------------------------------------------------    --------------------------------------
                                            Weighted              Weighted                                   Weighted
                                            Average                Average                                    Average
     Exercise                              Remaining              Exercise                                   Exercise
    Price Range            Number         Life (Yrs.)               Price                Number                Price
--------------------    -------------    ---------------      ------------------    ------------------    ----------------
    $0.33-$0.37             750,500           2.75            $      0.34                 335,600         $     0.35
    $0.57-$0.60             121,735           4.73                   0.60                      --                  --
       $1.14                 17,500           4.58                   1.14                      --                  --
    $1.83-$2.38           1,354,000           2.56                   2.05                 694,000                1.93
    $3.00-$3.86             122,150           3.88                   3.81                  24,430                3.81
       $5.50                150,000           0.06                   5.50                 150,000                5.50
   $8.03-$12.38             501,000           2.56                  10.14                 428,000               10.22
   $13.00-$18.50            203,500           3.33                  13.14                  70,700               13.23
   $27.75-$37.44             38,250           3.16                  29.98                   7,650               29.98
                        -------------                                               ------------------
   $0.33-$37.44           3,258,635           2.68                   4.10               1,710,380                4.62
                        =============                                               ==================


As permitted by SFAS No. 123, the Company accounts for options issued to employees under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In 2000, the Company granted options to a Director at an exercise price below the quoted market price, which resulted in total non-cash compensation of $2.4 million. The non-cash compensation cost is being recognized ratably over the vesting period. For the years ended December 31, 2001 and 2000, compensation expense relating to these options totaled approximately $476,000 and $848,000, respectively.

If compensation cost for options issued to employees had been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been the pro forma amounts shown in the following table:


                                        2001                 2000                 1999
                                  --------------       --------------       --------------
      Net loss:
            As reported           $  (19,627,762)      $  (43,446,301)      $   (3,689,754)
            Pro forma                (22,720,510)         (45,793,724)          (4,469,977)

      Net loss per share,
         basic and diluted:
            As reported           $        (2.67)      $        (6.39)      $        (0.65)
            Pro forma                      (3.09)               (6.74)               (0.78)



During the year ended December 31, 2001, stock options granted were all granted at exercise prices equal to market and had a weighted average fair value of $1.59. During the year ended December 31, 2000, the weighted average fair values of stock options granted at exercise prices below market price and at market price were $23.82 and $9.37, respectively.

The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

                                          Risk-free                               Expected
      Grant                               Interest           Expected               Term
      Date             Volatility           Rate             Dividends             (Years)
------------------    --------------    --------------    ----------------     ----------------
     2001                 100%              4.67%               0%                    4
     2000                 100%              6.11%               0%                    4
     1999                  80%              5.50%               0%                    4



PREFERRED STOCK

The Company has authorized 1,000,000 shares of Preferred Stock of $.01 par value with preferences to be determined by the Board of Directors. On March 2, 2000, the Board of Directors designated 430,000 shares as Series A1 Convertible Preferred Stock ("Series A1 Preferred Stock").

In March 2000, the Company received net proceeds of $20.4 million in connection with the sale of 210,000 shares of Series A1 Preferred Stock at $100 per share. In May 2000, the Company completed the private placement through the sale of an additional 210,000 shares of Series A1 Preferred Stock at $100 per share. Total net proceeds from the private placement were $40.9 million. During 2001, 2,943 shares of Series A1 Preferred Stock were converted into 22,637 shares of Common Stock. During 2000, 115,307 shares of Series A1 Preferred Stock were converted into 886,974 shares of Common Stock.

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

The Company accounted for the warrants issued to Genmar in accordance with EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and SFAS No. 123, "Accounting for Stock-Based Compensation." In 2001, the Black-Scholes value of the warrants issued was calculated using the following assumptions: Volatility, 100%; Risk-fee Interest Rate, 4.19%; Expected Dividends, $0; and Expected Term, 2 years. Based on these assumptions, the computed fair value of the warrants issued on

April 26, 2001 was $1.8 million. In 2000, the Black-Scholes value of the warrants issued was calculated using the following assumptions: Volatility, 80%; Risk-fee Interest Rate, 6.42%; Expected Dividends, $0; and Expected Term, 3 years. Based on these assumptions, the computed fair value of the warrants issued on April 26, 2000 was $21.7 million. The computed fair values of the warrants issued are charges to expense in the accompanying unaudited consolidated statements of operations as "Fair value of warrants."

In August 2001, the Company and Genmar entered into agreement to terminate the Strategic Relationship Agreement and the Warrant Agreement. In its place, the Company and Genmar executed a Premiere Builder Agreement (the "Premiere Builder Agreement") to govern their business relationship prospectively. In connection with the Premiere Builder Agreement, all 2,937,337 warrants issued in accordance with the terms of the Warrant Agreement were cancelled.

The following is a summary of warrant activity during the years ended December 31, 2001, 2000 and 1999:

                                                                                Weighted
                                                                                Average
                                                     Number of Warrants      Exercise Price
                                                     -------------------    -----------------
Outstanding at December 31, 1998                              33,000              $ 1.83
Issued                                                       403,971                9.79
                                                     -------------------
Outstanding at December 31, 1999                             436,971                9.19
Issued                                                     1,442,081                1.83
Exercised                                                    (27,000)               1.83
                                                     -------------------
Outstanding at December 31, 2000                           1,852,052                3.57
Issued                                                     1,495,256                1.83
Cancelled                                                 (2,937,337)               1.83
                                                     -------------------
Outstanding at December 31, 2001                             409,971                9.68
                                                     ===================

NOTE 10 - RELATED PARTY TRANSACTIONS

In April 2001, the Company loaned its Chief Executive Officer, who is also a Director and shareholder, $400,000. The loan accrues interest at an annual rate of 8.0% and had an original maturity date on December 29, 2001. On March 26, 2002, the chairman of the Compensation Committee of the Board of Directors approved the extension of the maturity date to December 31, 2002.

On December 7, 2001, the Company loaned its Chief Executive Officer $125,000. The loan, which accrued interest at an annual rate of 8.0% and matured on December 31, 2001, was repaid on its maturity date.

In November 2001 and March 2000, the Company made payments of $25,000 and $435,000, respectively, to a consultant, who is also a shareholder of the Company, pursuant to strategic business consulting agreements. Consulting expense related to the agreements totaled $25,000 and $435,000 in 2001 and 2000, respectively. The consulting expenses are included in the accompanying consolidated statements of operations as a component of "General and administrative" expenses.

In July 1999, the Company loaned its Chief Executive Officer, who is also a Director and a shareholder, $22,200. The loan bore an interest rate of 1% over the prime rate and was repaid upon maturity in July of 2000. Interest income earned by the Company from this loan was approximately $875 and $900 during 2000 and 1999, respectively.

The Chief Executive Officer owns another company, which prior to 1999, made loans to the Company pursuant to a revolving loan agreement. The loan agreement specified interest at 2.5% over the prime rate, with principal due upon demand. The loan was paid during 1999. The Company incurred approximately $2,000 of interest expense under the revolving loan agreement during 1999.

NOTE 11 - SEGMENT INFORMATION

For internal management reporting purposes, the Company currently operates two primary business segments: electronic commerce products and management information solutions software products. Electronic commerce products consist of our internally developed procurement solutions, MarExpress! and MarexPO!. Management information solution software products consist of those products obtained through the acquisition of Software Support Team on October 2, 2001. These operating segments generally follow the management organizational structure of the Company. Sales are made only to external customers in the United States of America. Information on operating segments in 2001 is as follows:


                                  Management Information
                                        Solutions                   Electronic Commerce                 Total
                                  -----------------------         -----------------------           --------------
Net sales                              $    361,420                      $    261,311                $    622,731
                                       ============                      ============                ============
Cost and expenses                      $    683,162                      $ 19,983,680                $ 20,666,842
                                       ============                      ============                ============
Interest income                        $        737                      $    471,524                $    472,261
                                       ============                      ============                ============
Interest expense                       $      1,074                      $     54,601                $     55,675
                                       ============                      ============                ============
Net loss                               $   (321,745)                     $(19,306,017)               $(19,627,762)
                                       ============                      ============                ============
Total assets at year end               $  2,395,059                      $  7,266,878                $  9,661,937
                                       ============                      ============                ============
Long-lived assets at year end          $  1,723,926                      $  2,121,497                $  3,845,423
                                       ============                      ============                ============


During 2001 and 2000, revenues from one customer accounted for approximately 51% and 47% of total revenues of the electronic commerce operating segment.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its office space under non-cancelable operating leases, which expire at various dates through 2004. In 2001, the Company subleased office space under non-cancelable operating leases, which expire in 2004.

Future minimum lease payments under non-cancelable operating leases and sublease payments to be received under non-cancelable subleases as of December 31, 2001 are as follows:

                      Future                   Future                     Future
                  Minimum Lease               Sublease                Minimum Lease
                     Payments                 Payments                Payments, Net
               ---------------------     -------------------        -------------------
2002               $   582,268                $   (47,753)               $   534,515
2003                   476,539                    (49,934)                   426,605
2004                   122,417                    (16,215)                   106,202
                   -----------                -----------                -----------
                   $ 1,181,224                $  (113,902)               $ 1,067,322
                   ===========                ===========                ===========

Rental expense on operating leases, net of sublease income, was $701,000, $239,000 and $84,000 during 2001, 2000 and 1999, respectively.

EMPLOYMENT AGREEMENTS

The Company has employment contracts with its executive officers, which expire at various dates through December 31, 2004. The agreements provide for minimum salary levels, annual bonuses at the sole discretion of the Board of Directors and other benefits upon a change of control. The commitment for future salaries at December 31, 2001, excluding bonuses, are as follows:

                  2002                                  $  265,000
                  2003                                     265,000
                  2004                                     265,000
                                                        ----------
                  Total                                 $  795,000
                                                        ==========

LEGAL MATTERS

The Company is involved in only ordinary, routine litigation and claims incidental to its business. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information, the Company does not believe that such legal matters will have a material adverse effect on its consolidated financial position or results of operations.

On February 13, 2002, the Company entered into a settlement agreement with a consultant, related to $815,000 of disputed invoices. Under the settlement agreement, neither party shall pay any amounts related to the dispute. The $815,000, which had previously been recognized as impairment of software development costs in the consolidated statement of operations as of December 31, 2001, was reversed, and consequently partially offset the $6.7 million charge related to software development costs.

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

10.1               1996 Incentive Stock Option Plan, as amended (1)

10.2               Amended and Restated 1997 Stock Option Plan (2)

10.3 Company's Office Lease, 2701 South Bayshore Dr., Miami, FL, as amended (4)

10.4 Company's Office Lease, 5835 Blue Lagoon Dr., Miami, FL, as amended (5)

10.5 Stock Purchase Agreement among Marex, Inc., Software Support Team, Inc., Arthur M. Peacock and Albert L. Peacock, dated September 21, 2001 (6)

21.1               Subsidiaries of the Registrant (7)

23.1               Consent of Arthur Andersen LLP (7)

99.1 Letter to the Securities and Exchange Commission dated April 15, 2002 regarding Arthur Andersen LLP quality control (7)

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

(6) Previously filed as an exhibit to the Company's Form 8-K filed on October 16, 2001.

(7)   Filed herewith.


(b)   REPORTS ON FORM 8-K

On October 16, 2001, the Company filed a report on Form 8-K which announced that the Stock Purchase Agreement among Marex, Inc., Software Support Team, Inc., Arthur M. Peacock and Albert L. Peacock had been executed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    MAREX, INC.

Date:      APRIL 15, 2002                           BY: /s/ DAVID A. SCHWEDEL
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

SIGNATURE                                     TITLE                                        DATE
---------                                     -----                                        ----
/s/ DAVID A. SCHWEDEL                         Director, Chairman of the Board,             April 15, 2002
-----------------------                       and Chief Executive Officer
David A. Schwedel                             (Principal Accounting Officer)

