Form 10-Q
period 2002-03-31
MAREX COM INC
filed 2002-05-15
CIK 1034867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2002

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____________ to ___________.

                        Commission file number: 000-25129


                                   MAREX, INC.
             (Exact name of registrant as specified in its charter)


              FLORIDA                                         65-0354269
 -------------------------------                         ------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)


  5835 BLUE LAGOON DRIVE, 4TH FLOOR
           MIAMI, FLORIDA                                         33126
----------------------------------------                       ----------
(Address of principal executive offices)                         (Zip Code)



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 285-2003

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of April 30, 2002 was 7,635,848.

                                   MAREX, INC.

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
                                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of March 31, 2002 and
        December 31, 2001..................................................................    2

        Condensed Consolidated Statements of Operations for the three months
        ended March 31, 2002 and 2001......................................................    3

        Condensed Consolidated Statements of Cash Flows for the three months
        ended March 31, 2002 and 2001......................................................    4

        Notes to Condensed Consolidated Financial Statements...............................    5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................................   10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........................   18

                                            PART II - OTHER INFORMATION

Item 1. Legal Proceedings..................................................................   18

Item 2. Changes in Securities and Use of Proceeds..........................................   18

Item 3. Defaults Upon Senior Securities....................................................   18

Item 4. Submission of Matters to a Vote of Security Holders................................   18

Item 5. Other Information..................................................................   18

Item 6. Exhibits and Reports on Form 8-K...................................................   19

        Signatures.........................................................................   20


                          MAREX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 MARCH 31,           DECEMBER 31,
                                                                                                   2002                  2001
                                                                                               ------------          ------------
                                                                                               (unaudited)

                                       ASSETS

Current assets:
    Cash and cash equivalents ........................................................         $  1,759,574          $  4,479,095
    Accounts receivable, net .........................................................              208,534               275,680
    Inventories ......................................................................               13,896                14,546
    Prepaid expenses and other current assets ........................................               82,374               145,835
    Loan to related party ............................................................              433,701               425,649
                                                                                               ------------          ------------
       Total current assets ..........................................................            2,498,079             5,340,805
                                                                                               ------------          ------------
Property and equipment, net ..........................................................            1,319,573             1,533,872
                                                                                               ------------          ------------
Other assets:
    Software development costs, net ..................................................            2,260,956             2,311,551
    Goodwill .........................................................................              304,086               304,086
    Deposits and other assets ........................................................              168,877               171,623
                                                                                               ------------          ------------
       Total other assets ............................................................            2,733,919             2,787,260
                                                                                               ------------          ------------
           Total assets ..............................................................         $  6,551,571          $  9,661,937
                                                                                               ============          ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of seller-financed note payable ..................................         $    694,989          $    684,718
    Current portion of capital lease obligations .....................................              157,723               163,775
    Accounts payable and accrued expenses ............................................            1,149,428             1,453,864
                                                                                               ------------          ------------
       Total current liabilities .....................................................            2,002,140             2,302,357
                                                                                               ------------          ------------

Long-term liabilities:
    Seller-financed note payable, net of current portion .............................              549,088               726,735
    Capital lease obligations, net of current portion ................................               56,162                90,725
                                                                                               ------------          ------------
       Total long-term liabilities ...................................................              605,250               817,460
                                                                                               ------------          ------------
           Total liabilities .........................................................            2,607,390             3,119,817
                                                                                               ------------          ------------

Shareholders' equity:
    Series A1 Convertible Preferred Stock, par value $.01 per share,
       1,000,000 shares authorized, 266,750 and 301,750 shares issued and outstanding as of March 31, 2002 and December 31, 2001,
       respectively ..................................................................           26,675,000            30,175,000
    Common Stock, par value $.01 per share,
       25,000,000 shares authorized, 7,635,848 and 7,366,617 shares issued and outstanding as of March 31, 2002 and
       December 31, 2001, respectively ...............................................               76,358                73,666
    Additional paid-in capital .......................................................           48,872,173            45,257,460
    Accumulated deficit ..............................................................          (71,679,350)          (68,964,006)
                                                                                               ------------          ------------
       Total shareholders' equity ....................................................            3,944,181             6,542,120
                                                                                               ------------          ------------
           Total liabilities and shareholders' equity ................................         $  6,551,571          $  9,661,937
                                                                                               ============          ============


            See Notes to Condensed Consolidated Financial Statements

                          MAREX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                  --------------------------------
                                                     2002                 2001
                                                  -----------          -----------
Net sales ...............................         $   494,381          $    48,668
                                                  -----------          -----------
Costs and expenses:
    Cost of product sales ...............              69,090                   --
    Product support and development .....           1,215,502            1,972,534
    Selling and marketing ...............             746,183            1,088,521
    General and administrative ..........           1,059,018              698,326
    Stock-based compensation ............             117,405              117,405
                                                  -----------          -----------
       Total costs and expenses .........           3,207,198            3,876,786
                                                  -----------          -----------
Loss from operations ....................          (2,712,817)          (3,828,118)
                                                  -----------          -----------
Other income (expense):
    Interest income .....................              23,269              222,513
    Interest expense ....................             (25,355)              (8,368)
    Other ...............................                (441)              (8,193)
                                                  -----------          -----------
       Total other income (expense) .....              (2,527)             205,952
                                                  -----------          -----------
Net loss ................................         $(2,715,344)         $(3,622,166)
                                                  ===========          ===========
Net loss per share, basic and diluted ...         $     (0.36)         $     (0.49)
                                                  ===========          ===========
Basic and diluted weighted average shares
    of Common Stock outstanding .........           7,552,087            7,341,647
                                                  ===========          ===========







            See Notes to Condensed Consolidated Financial Statements

                          MAREX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                       ---------------------------------
                                                                           2002                  2001
                                                                       -----------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .................................................         $(2,715,344)         $ (3,622,166)
    Adjustments to reconcile net loss to
      net cash used in operating activities
         Provision for doubtful accounts .....................              44,475                   243
         Depreciation ........................................             232,908               192,623
         Amortization ........................................             268,562               609,825
         Stock-based compensation ............................             117,405               117,405
         Decrease (increase) in accounts receivable ..........              22,671               (14,413)
         Decrease in inventory ...............................                 650                    --
         Decrease in prepaid expenses and other current assets              63,461               344,365
         Decrease in deposits and other assets ...............               2,746                 5,494
         Decrease in accounts payable and accrued expenses ...            (304,436)           (3,506,826)
                                                                       -----------          ------------
              Net cash used in operating activities ..........          (2,266,902)           (5,873,450)
                                                                       -----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ......................             (18,609)              (83,045)
    Additions to software development costs ..................            (217,967)             (283,245)
    Increase in loan to related party ........................              (8,052)             (200,000)
                                                                       -----------          ------------
              Net cash used in investing activities ..........            (244,628)             (566,290)
                                                                       -----------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on note payable .......................            (167,376)                   --
    Principal payments on capital lease obligations ..........             (40,615)              (36,865)
    Proceeds from exercise of stock options and warrants .....                  --                 1,400
                                                                       -----------          ------------
              Net cash used in financing activities ..........            (207,991)              (35,465)
                                                                       -----------          ------------
Net decrease in cash and cash equivalents ....................          (2,719,521)           (6,475,205)

CASH AND CASH EQUIVALENTS, beginning of period ...............           4,479,095            19,624,266
                                                                       -----------          ------------
CASH AND CASH EQUIVALENTS, end of period .....................         $ 1,759,574          $ 13,149,061
                                                                       ===========          ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during each period for interest ..............         $    27,866          $      8,368
                                                                       ===========          ============













            See Notes to Condensed Consolidated Financial Statements

                          MAREX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements of Marex, Inc. and subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for each period shown. The results of operations for the 2002 interim period presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2002.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The accounting policies followed for interim financial reporting are the same as those disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(2) GOING CONCERN CONSIDERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained net operating losses and negative cash flows from operations since inception and have an accumulated deficit of $71,679,350. Such conditions, among others, give rise to substantial doubt about our ability to continue as a going concern for a reasonable period of time. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

We currently anticipate that our available funds will be sufficient to meet our projected working capital and operating resource requirements into the first quarter of 2003 since we significantly decreased our staff and, during April 2002, shifted our focus from our electronic commerce solutions to our telemetry and management information solutions. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash equivalents, and cash that may be generated from operations are not sufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt securities. If we raise additional funds through the issuance of equity or convertible securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock. Furthermore, in the event that we issue or sell Common Stock or securities convertible for Common Stock, at a price per share less than the conversion price of the outstanding Series A1 Preferred Stock, the holders of the Series A1 Preferred Stock have the right to amend the conversion price of the price per share of the issuance. As a result, our stockholders may experience significant additional dilution. We cannot be certain that additional capital will be available to us on acceptable terms or at all.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition

Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 is effective for acquisitions initiated subsequent to June 30, 2001. Accordingly, the Company's purchase of Software Support Team, Inc. ("Software Support Team") on October 2, 2001 was accounted for under the provisions of SFAS No. 141.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. As a result of the purchase of Software Support Team, the Company recognized goodwill in the amount of $304,000. The Company does not believe the adoption of SFAS No. 142 will have a material effect on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a material effect on the Company's financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business as previously defined in that opinion. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. For purposes of this statement, impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss recognized for a long-lived asset to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business enterprise. A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company reviews long-lived assets for impairment in accordance with SFAS
144. For the three months ended March 31, 2002, no impairment was recognized.

(4) NET LOSS PER SHARE

The Company is required to present basic and diluted earnings per share information. Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Diluted earnings per share was the same as basic earnings per share for all periods presented because the Company reported a net loss for all periods presented and, therefore, the effects of potential shares would be anti-dilutive. The total number of potential shares outstanding at March 31, 2002 and 2001 that were excluded from the diluted earnings per share calculation was approximately 4.7 million and 8.1 million, respectively.

(5) SOFTWARE DEVELOPMENT COSTS

The Company follows SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force Issue No. 00-02, "Accounting for Web Site Development Costs," for the accounting of development costs. During the three months ended March 31, 2002 and 2001, the Company capitalized approximately $218,000 and $283,000, respectively, of development costs associated with development of its software products.

(6) ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under APB Opinion No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. In March 2000, the Company granted options to a director at an exercise price below the quoted market price which resulted in total non-cash compensation of $2.4 million. During the three months ended March 31, 2002 and 2001, compensation expense related to the vested portion of the stock options granted to the director totaled $117,000 and is included in the unaudited condensed consolidated statements of operations as "Stock-based compensation."

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

In March 2000, the Company received net proceeds of $20.4 million in connection with the sale of 210,000 shares of Series A1 Preferred Stock at $100 per share. In May 2000, the Company completed the private placement through the sale of an additional 210,000 shares of Series A1 Preferred Stock at $100 per share. Total net proceeds from the private placement were $40.9 million. During the three months ended March 31, 2002, 35,000 shares of Series A1 Preferred Stock were converted into 269,231 shares of Common Stock.

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

(9) SEGMENT INFORMATION

Through March 31, 2002, the Company operated two primary business segments for internal management reporting purposes: electronic commerce products and management information solutions software products. Electronic commerce products consist of our internally developed procurement solutions. Management information solution software products consist of those products obtained through the acquisition of Software Support Team on October 2, 2001. These operating segments generally follow the management organizational structure of the Company. Sales are made only to external customers in the United States of America. Information on operating segments for the three months ended March 31, 2002 is as follows:


                                               Management
                                           Information Solutions           Electronic Commerce*               Total
                                         ---------------------------    --------------------------    -----------------------
Net sales                                 $          479,356             $           15,025            $          494,381
                                         ===========================    ==========================    =======================
Costs and expenses                        $          701,585             $        2,505,613            $        3,207,198
                                         ===========================    ==========================    =======================
Interest income                           $              963             $           22,306            $           23,269
                                         ===========================    ==========================    =======================
Interest expense                          $              921             $           24,434            $           25,355
                                         ===========================    ==========================    =======================
Net loss                                  $         (222,109)            $       (2,493,235)           $       (2,715,344)
                                         ===========================    ==========================    =======================
Total assets at quarter end               $        2,225,226             $        4,326,345            $        6,551,571
                                         ===========================    ==========================    =======================
Long-lived assets at quarter end          $        1,545,880             $        2,034,649            $        3,580,529
                                         ===========================    ==========================    =======================

* Certain corporate overhead and assets are included within the electronic commerce segment for reporting purposes.


For the three months ended March 31, 2001, the Company operated solely in the electronic commerce operating segment and one customer accounted for approximately 58% of total revenues of this segment. During the fourth quarter of 2001, the agreement with this customer was terminated. For the three months ended March 31, 2002, the Company did not have a major customer.

(10) RELATED PARTY TRANSACTIONS

During 2001, the Company loaned its Chief Executive Officer, who is also a Director and a shareholder, $400,000. The loan accrues interest at an annual rate of 8.0% and matures on December 31, 2002. The loan is included in the audited condensed consolidated balance sheets as "Loan to related party."

(11) LEGAL MATTERS

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

The Company has developed a telemetry solution (the "Telemetry Solution") for the marine industry, which we believe to be comprehensive, and is currently marketing this same technology for the transportation industry, as well as other industries. The Telemetry Solution is designed to enable the remote tracking of assets from virtually any location in the world via the Internet by using our MarConnect Suite. During April 2002, Marex shifted its business strategy from e-commerce solutions to the Telemetry Solution.

CRITICAL ACCOUNTING POLICIES

Marex's discussion and analysis of its financial condition and results of operations are based upon Marex's unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Marex to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Marex bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2001. We believe our most critical accounting policies include software and website development costs and revenue recognition.

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

The MarConnect Suite generated revenues by charging a monthly subscription fee. MarExpress! and MarexPO!, Marex's former core products, generated revenues by charging a transaction fee which was based on the gross transaction price of items purchased and sold through the system. The fee was recognized as revenue when the customers' right to receive a refund for the transaction fee expired. Classifieds and Auctions, which supplemented MarExpress! and MarexPO!, generated revenues by charging listing and transaction fees.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001

         REVENUES

For the three months ended March 31, 2002, we recorded revenues of $494,000 compared to $49,000 during the same period in 2001. The increase was due to the acquisition of Software Support Team in October 2001.

Software Support Team generated revenues of $479,000 during the three months ended March 31, 2002. Software Support Team revenues were primarily comprised of $188,000 in DockMaster software and hardware sales and $219,000 in related support. The balance was comprised of income from other software, hardware and seminars.

The MarConnect Suite generated revenues by charging a monthly subscription fee. For the three months ended March 31, 2002, we recorded revenues of $15,000 related to the MarConnect Suite. For the three months ended March 31, 2001, we did not record revenues related to the MarConnect Suite as it was launched during the first quarter of 2002. MarExpress! and MarexPO! generated revenues by charging a transaction fee based on the gross transaction price of items purchased and sold through the system. The fees were recognized as revenue when customers' right to receive a refund expired. For the three months ended March 31, 2001, we recorded revenues of $49,000 generated from $2.8 million of transactions. MarExpress! and MarexPO! did not generate revenues during the three months ended March 31, 2002 as they were discontinued during the fourth quarter of 2001.

We expect future revenues to consist primarily of sales from DockMaster and our Telemetry Solution.

         PRODUCT SUPPORT AND DEVELOPMENT

Product support and development expenses consist primarily of compensation for product support and development personnel, cost of outside contractors, amortization of software development costs, and other costs associated with the operations and enhancements of the website. Product support and development expenses decreased to $1.2 million for the three months ended March 31, 2002, compared to $2.0 million for the same period in 2001. The change related primarily to decreases of $382,000 in cost of outside contractors and $330,000 in amortization of software development costs. The balance was comprised of decreases in overhead and operating costs directly associated with the development, support and maintenance of the web site and e-commerce products. We expect future expense related to product support and development to decrease as we have completed development of our core products and decreased the size of our support and development staff.

         SELLING AND MARKETING

Selling and marketing expenses consist primarily of compensation for sales and marketing personnel, cost of outside contractors and marketing costs. Selling and marketing expenses decreased to $746,000 for the three months ended March 31, 2002, compared to $1.1 million for the same period in 2001. The change is primarily due to decreases of $127,000 in personnel and personnel related costs, $108,000 in outside contractor costs, and $61,000 in operating costs associated with selling activities. The balance was comprised of decreases in overhead and operating costs directly associated with selling and marketing activities. We expect future selling and marketing expenses to decrease as we will perform fewer advertising and marketing activities since we believe our target markets are aware of our brand and we have decreased the size of our sales and marketing staff.

         GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation for administrative personnel, facilities expenses, professional fees, and general corporate expenses. General and administrative expenses increased to $1.1 million for the three months ended March 31, 2002, compared to $698,000 for the same period in 2001. The change related primarily to increases of $123,000 in personnel and personnel related costs and $195,000 in professional fees. The balance was comprised of corporate charges directly associated with the administrative functions of our Company. We expect future general and administrative expenses to decrease as we have decreased our general and administrative staff.

         STOCK-BASED COMPENSATION

For the three months ended March 31, 2002 and 2001, we recognized non-cash compensation expense of $117,000 relating to options granted to a director.

         OTHER INCOME AND EXPENSE

We recognized $23,000 of interest income for the three months ended March 31, 2002, compared to $223,000 for the three months ended March 31, 2001. The decrease was a result of lower balances of cash equivalents derived from the net proceeds of our private placements. Interest expense for the three months ended March 31, 2002 was $25,000, compared to $8,000 for the three months ended March 31, 2001. The increase was primarily due to the seller-financed note payable related to the acquisition of Software Support Team.

         NET LOSS

Our net loss decreased to $2.7 million for the three months ended March 31, 2002, from $3.6 million in the three months ended March 31, 2001. The change resulted from the decrease in costs, as described above.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the private sales of Common Stock and Preferred Stock.

Net cash used in operating activities was $2.3 million for the three months ended March 31, 2002, primarily as a result of a net loss of $2.7 million and the decrease of $304,000 in accounts payable and accrued expenses. The net loss and decrease in accounts payable and accrued expenses were partially offset by amortization expense of $269,000, depreciation expense of $233,000, and a non-cash stock-based compensation charge of $117,000.

Net cash used in investing activities was $245,000 for the three months ended March 31, 2002, primarily due to $218,000 of software development costs related to the development of our e-commerce and management information solutions.

Net cash used in financing activities was $208,000 for the three months ended March 31, 2002, primarily due to $167,000 of principal payments on the seller-financed note payable and $41,000 of principal payments on capital lease obligations.

As of March 31, 2002, cash and cash equivalents totaled $1.8 million, while our working capital was $496,000. In comparison, as of December 31, 2001, cash and cash equivalents totaled $4.5 million, while our working capital was $3.0 million. To date, our primary uses of cash have been in operating activities to fund the development and promotion of our e-commerce solutions.

We currently anticipate that our available funds will be sufficient to meet our projected working capital and operating resource requirements into the first quarter of 2003 since we significantly decreased our staff and, during April 2002, shifted our focus from our electronic commerce solutions to our telemetry and management information solutions. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash equivalents, and cash that may be generated from operations are not sufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt securities. If we raise additional funds through the issuance of equity or convertible securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock. Furthermore, in the event that we issue or sell Common Stock or securities convertible for Common Stock, at a price per share less than the conversion price of the outstanding Series A1 Preferred Stock, the holders of the Series A1 Preferred Stock have the right to amend the conversion price of the price per share of the issuance. As a result, our stockholders may experience significant additional dilution. We cannot be certain that additional capital will be available to us on acceptable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 is effective for acquisitions initiated subsequent to June 30, 2001. Accordingly, the Company's purchase of Software Support Team on October 2, 2001 was accounted for under the provisions of SFAS No. 141.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. As a result of the purchase of Software Support Team, the Company recognized goodwill in the amount of $304,000. The Company does not believe the adoption of SFAS No. 142 will have a material effect on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a material effect on the Company's financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business as previously defined in that opinion. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. For purposes of this statement, impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss recognized for a long-lived asset to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business enterprise. A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company reviews long-lived assets for impairment in accordance with SFAS
144. For the three months ended March 31, 2002, no impairment was recognized.

RISK FACTORS

The following risk factors, together with all information in this Form 10-Q, should be carefully considered in evaluating Marex and its business. Due to the significant impact that the risk factors set forth below may have on Marex's business, results of operations and financial condition, actual results could differ materially from those expressed or implied by any forward-looking statement.

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

WE HAVE A HISTORY OF LOSSES

We have incurred losses from operations in each period since our inception. The Company has incurred losses of $19.6 million, $43.4 million and $3.7 million for the years ended December 31, 2001, 2000 and 1999, respectively, and $2.7 million for the three months ended March 31, 2002. We expect to incur substantial operating losses and have continued negative cash flows from operations for the foreseeable future. Moreover, we expect to incur significant sales and marketing, product support and development, and general and administrative expenses. In addition, we have no material revenues to date. If our revenue does not increase substantially or if our expenses are more than we expect, we may not become profitable.

IF WE FAIL TO ACHIEVE MARKET ACCEPTANCE, OUR BUSINESS WOULD BE ADVERSELY
AFFECTED

We are currently commencing the marketing of orders for the Telemetry Solution. Accordingly, our core solution has a limited market history. If the Telemetry Solution does not achieve market acceptance, our business will be adversely affected.

WE FACE INTENSE COMPETITION

We perceive competition to be pervasive and we expect it to increase in the future. We may face competition from other companies with telemetry or management information offerings as well as traditional suppliers and distributors in industries we serve and companies that have or may develop their own online solutions. In addition, providers of online marketplaces and online auction services that currently focus on other industries may expand their services to include products from industries that we currently target. Our competitors and potential competitors may develop superior solutions that achieve greater market acceptance than the Marex solutions. In addition, substantially all of our prospective customers have established long-standing relationships with some competitors and potential competitors. We cannot be certain that we can compete successfully.

OUR SOLUTIONS AND SERVICES ARE NEW AND FACE RAPID TECHNOLOGICAL CHANGES

The markets for the Marex solutions are characterized by rapid technological advances, evolving standards in the software markets, changes in customer requirements and frequent new product and service introductions and enhancements. As a result, we believe that our future success depends upon our ability to enhance our current solutions. If we do not adequately respond to the need to enhance our solutions or services, then our business will be negatively affected.

WE WILL NEED TO MANAGE OUR EXPANDING BUSINESS

Our growth has placed, and is expected to continue to place, a significant demand on our sales, marketing, managerial, operational, information technology and other resources. If we cannot manage our growth effectively, our business will be adversely affected. Our current information systems, procedures and controls may not support expanded operations and may hinder our ability to take advantage of the markets for telemetry and management information solutions to the industries we serve.

WE DEPEND ON A MAJOR CUSTOMER

We had an agreement with one of the largest manufacturers of powerboats in the world for the utilization of our e-commerce solution, which was our largest customer. During 2001, the agreement was terminated. During April 2002, we shifted our strategic focus from e-commerce solutions to our telemetry and management information solutions. Accordingly, we do not expect revenues from our e-commerce solutions to be a significant part of our future gross revenues.

WE DEPEND ON KEY PERSONNEL

Our performance is substantially dependent on the performance of the executive officers and other key employees. Failure to successfully manage personnel requirements would have a negative effect on the business. We have experienced difficulty from time to time in hiring the personnel necessary to support the growth of our business, and we may experience similar difficulty in hiring and retaining personnel in the future. Competition for senior management, experienced sales and marketing personnel, software developers, and other employees is intense, and we cannot be certain that we will be successful in attracting and retaining personnel. The loss of the services of any executive officers or key employees could have a negative effect on the business. Failure to obtain or retain the services of necessary executive officers or key employees may not support existing or expanded operations, and may hinder our ability to take advantage of the markets for telemetry and management information solutions in the industries we serve.

WE EXPECT THE PRICE OF OUR COMMON STOCK TO BE VOLATILE

The market price of our Common Stock may fluctuate significantly in response to a number of factors, some which are beyond our control, including the following:
Marex Common Stock is thinly traded; quarterly variations in operating results; changes in market valuation of Internet commerce companies; announcements of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; loss of a major customer or strategic partner, or failure to complete a sale to a significant customer; additions or departures of any key personnel; future sales of our Common Stock; and stock market price and volume fluctuations, which are particularly common among highly volatile securities of technology companies.

SECURITY PROBLEMS MAY INHIBIT THE GROWTH OF OUR SOLUTIONS

A significant barrier to the adoption of technology solutions is the secure transmission of confidential information over public networks. Users generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet, and therefore inhibit the Marex solutions as a means of conducting transactions. If there is a breach in our security system, we may be required to make significant expenditures to protect against security breaches and to alleviate problems caused by such breaches.

SYSTEM FAILURE MAY CAUSE INTERRUPTION OF SERVICES

The performance of our server and networking hardware and software infrastructure is critical to our business and reputation, and affects our ability to process transactions, provide high quality customer service and attract and retain customers, suppliers, users and strategic partners. Currently, the infrastructure and systems are located at one site in Miami, Florida. Any disruption to this infrastructure resulting from a natural disaster or other event could result in an interruption in service, fewer transactions and, if sustained or repeated, could impair our reputation and the attractiveness of the services.

WE MAY REQUIRE ADDITIONAL CAPITAL FOR OPERATIONS, WHICH COULD HAVE A NEGATIVE EFFECT ON YOUR INVESTMENT

We currently anticipate that our available funds will be sufficient to meet our projected working capital and operating resource requirements into the first quarter of 2003 since we significantly decreased our staff and, during April 2002, shifted our focus from our electronic commerce solutions to our telemetry and management information solutions. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company is in process of launching new product offerings which may or may not be successful. The Company's cash requirements may be substantial and may exceed the amount of the Company's existing working capital. If current cash and cash equivalents, and cash that may be generated from operations are not sufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt securities. If we raise additional funds through the issuance of equity or convertible securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock. Furthermore, in the event that we issue or sell Common Stock or securities convertible for Common Stock, at a price per share less than the conversion price of the outstanding Series A1 Preferred Stock, the holders of the Series A1 Preferred Stock have the right to amend the conversion price of the price per share of the issuance. As a result, our stockholders may experience significant additional dilution. We cannot be certain that additional capital will be available to us on acceptable terms or at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any market risk sensitive instruments. As a result, this item is not applicable to our consolidated balance sheet as of March 31, 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


EXHIBITS       DESCRIPTRION OF DOCUMENTATION
--------       -----------------------------

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

10.1           1996 Incentive Stock Option Plan, as amended (1)

10.2           Amended and Restated 1997 Stock Option Plan (2)

10.3 Company's Office Lease, 2701 South Bayshore Dr., Miami, FL, as amended (4)

10.4 Company's Office Lease, 5835 Blue Lagoon Dr., Miami, FL, as amended (5)

10.5 Stock Purchase Agreement among Marex, Inc., Software Support Team, Inc., Arthur M. Peacock and Albert L. Peacock, dated September 21, 2001 (6)
-----------
(1) Previously filed as an exhibit to the Company's Form 10-SB and Amendment No. 1 to Form 10-SB.

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

(b) REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the three months ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MAREX, INC.

DATE: MAY 15, 2002                    By: /s/ DAVID A. SCHWEDEL
------------------                    ---------------------------------------
                                      David A. Schwedel
                                      Chief Executive Officer and Principal
                                      Accounting Officer