Form 10-Q
period 2002-06-30
MAREX COM INC
filed 2002-08-14
CIK 1034867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ____________________

                        Commission file number: 000-25129


                                   MAREX, INC.
             (Exact name of registrant as specified in its charter)



                 FLORIDA                                     65-0354269
    --------------------------------                    -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

  2701 SOUTH BAYSHORE DRIVE, 5TH FLOOR
           MIAMI, FLORIDA                                       33133
------------------------------------------                 ---------------
(Address of principal executive offices)                     (Zip Code)



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 285-2003

     Former address: 5835 Blue Lagoon Drive, 4th Floor, Miami, Florida 33126

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of July 31, 2002 was 7,635,848.

                                   MAREX, INC.

                                TABLE OF CONTENTS


                                                                                                           PAGE
                                                                                                           ----
                                            PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets as of June 30, 2002 and
                 December 31, 2001....................................................................       2

                 Condensed Consolidated Statements of Operations for the three months and
                 six months ended June 30, 2002 and 2001..............................................       3

                 Condensed Consolidated Statements of Cash Flows for the six months
                 ended June 30, 2002 and 2001.........................................................       4

                 Notes to Condensed Consolidated Financial Statements..............................          5

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations................................................................      11

Item 3.          Quantitative and Qualitative Disclosures About Market Risk...........................      22

                                              PART II - OTHER INFORMATION

Item 1.          Legal Proceedings....................................................................      22

Item 2.          Changes in Securities and Use of Proceeds............................................      22

Item 3.          Defaults Upon Senior Securities......................................................      22

Item 4.          Submission of Matters to a Vote of Security Holders..................................      22

Item 5.          Other Information....................................................................      23

Item 6.          Exhibits and Reports on Form 8-K.....................................................      24

                 Signatures...........................................................................      25



                          MAREX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            JUNE 30,        DECEMBER 31,
                                                                              2002             2001
                                                                         ------------       ------------
                                                                         (unaudited)


                               ASSETS

Current assets:
    Cash and cash equivalents                                            $    720,538       $  4,479,095
    Accounts receivable, net                                                  149,294            275,680
    Inventories                                                                 8,303             14,546
    Prepaid expenses and other current assets                                 163,028            145,835
    Loan to related party                                                     441,680            425,649
                                                                         ------------       ------------
       Total current assets                                                 1,482,843          5,340,805
                                                                         ------------       ------------
Property and equipment, net                                                   571,404          1,533,872
                                                                         ------------       ------------

Other assets:
    Software development costs, net                                         2,000,548          2,311,551
    Goodwill                                                                  304,086            304,086
    Deposits and other assets                                                 195,066            171,623
                                                                         ------------       ------------
       Total other assets                                                   2,499,700          2,787,260
                                                                         ------------       ------------
           Total assets                                                  $  4,553,947       $  9,661,937
                                                                         ============       ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of seller-financed note payable                      $    705,411       $    684,718
    Current portion of capital lease obligations                              103,020            163,775
    Accounts payable and accrued expenses                                   1,345,384          1,453,864
                                                                         ------------       ------------
       Total current liabilities                                            2,153,815          2,302,357
                                                                         ------------       ------------

Long-term liabilities:
    Seller-financed note payable, net of current portion                      368,775            726,735
    Capital lease obligations, net of current portion                          30,754             90,725
                                                                         ------------       ------------
       Total long-term liabilities                                            399,529            817,460
                                                                         ------------       ------------
           Total liabilities                                                2,553,344          3,119,817
                                                                         ------------       ------------

Shareholders' equity:
    Series A1 Convertible Preferred Stock, par value $.01 per
       share, 1,000,000 shares authorized, 266,750 and
       301,750 shares issued and outstanding as of
       June 30, 2002 and December 31, 2001, respectively                   26,675,000         30,175,000
    Common Stock, par value $.01 per share,
       25,000,000 shares authorized, 7,635,848 and 7,366,617 shares issued and outstanding as of June 30, 2002 and
       December 31, 2001, respectively                                         76,358             73,666
    Additional paid-in capital                                             48,872,172         45,257,460
    Accumulated deficit                                                   (73,622,927)       (68,964,006)
                                                                         ------------       ------------
       Total shareholders' equity                                           2,000,603          6,542,120
                                                                         ------------       ------------
           Total liabilities and shareholders' equity                    $  4,553,947       $  9,661,937
                                                                         ============       ============


            See Notes to Condensed Consolidated Financial Statements

                          MAREX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                  -----------------------------       -----------------------------
                                                     2002              2001              2002              2001
                                                  -----------       -----------       -----------       -----------
Net sales                                         $   463,703       $   103,987       $   958,084       $   152,655
                                                  -----------       -----------       -----------       -----------

Costs and expenses:
    Cost of product sales                              65,932                --           135,022                --
    Product support and development                   737,664         1,702,832         1,953,161         3,675,366
    Selling and marketing                             243,781         1,027,740           989,966         2,116,261
    General and administrative                        891,556           790,115         1,950,579         1,488,441
    Impairment of long-lived assets                   468,546                --           468,546                --
    Stock-based compensation                               --           118,709           117,405           236,114
    Fair value of warrants                                 --         1,764,402                --         1,764,402
                                                  -----------       -----------       -----------       -----------
       Total costs and expenses                     2,407,479         5,403,798         5,614,679         9,280,584
                                                  -----------       -----------       -----------       -----------
Loss from operations                               (1,943,776)       (5,299,811)       (4,656,595)       (9,127,929)
                                                  -----------       -----------       -----------       -----------

Other income (expense):
    Interest income                                    13,550           130,924            36,818           353,437
    Interest expense                                  (20,704)           (9,145)          (46,059)          (17,513)
    Other                                               7,355             2,020             6,914            (6,173)
                                                  -----------       -----------       -----------       -----------
       Total other income (expense)                       201           123,799            (2,327)          329,751
                                                  -----------       -----------       -----------       -----------
Net loss                                          $(1,943,575)      $(5,176,012)      $(4,658,922)      $(8,798,178)
                                                  ===========       ===========       ===========       ===========
Net loss per share, basic and diluted             $     (0.25)      $     (0.70)      $     (0.61)      $     (1.20)
                                                  ===========       ===========       ===========       ===========
Basic and diluted weighted average shares of
Common Stock outstanding                            7,635,848         7,343,980         7,594,199         7,342,820
                                                  ===========       ===========       ===========       ===========








            See Notes to Condensed Consolidated Financial Statements

                          MAREX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                               -------------------------------
                                                                                   2002               2001
                                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   $ (4,658,922)      $ (8,798,178)
    Adjustments to reconcile net loss to
       net cash used in operating activities
         Provision for doubtful accounts                                             95,623                763
         Depreciation                                                               461,384            399,815
         Amortization                                                               548,011          1,174,106
         Stock-based compensation                                                   117,405            236,114
         Fair value of warrants                                                          --          1,764,402
         Impairment of long-lived assets                                            468,546                 --
         Decrease (increase) in accounts receivable                                  30,765            (70,791)
         Decrease in inventory                                                        6,243                 --
         (Increase) decrease in prepaid expenses and other current assets           (17,193)           402,406
         (Increase) decrease in deposits and other assets                           (23,443)             4,581
         Decrease in accounts payable and accrued expenses                         (108,486)        (4,215,782)
                                                                               ------------       ------------
              Net cash used in operating activities                              (3,080,067)        (9,102,564)
                                                                               ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                             (19,669)          (185,038)
    Proceeds from sale of property and equipment                                     19,273                 --
    Additions to software development costs                                        (237,005)          (531,343)
    Increase in loan to related party                                               (16,031)          (400,000)
                                                                               ------------       ------------
              Net cash used in investing activities                                (253,432)        (1,116,381)
                                                                               ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on note payable                                             (337,267)                --
    Principal payments on capital lease obligations                                 (87,791)           (68,644)
    Proceeds from exercise of stock options and warrants                                 --              1,400
                                                                               ------------       ------------
              Net cash used in financing activities                                (425,058)           (67,244)
                                                                               ------------       ------------
Net decrease in cash and cash equivalents                                        (3,758,557)       (10,286,189)


CASH AND CASH EQUIVALENTS, beginning of period                                    4,479,095         19,624,266
                                                                               ------------       ------------
CASH AND CASH EQUIVALENTS, end of period                                       $    720,538       $  9,338,077
                                                                               ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
    Cash paid during each period for interest                                  $     46,059       $     17,513
                                                                               ============       ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH
    ACTIVITIES:
    Disposal of equipment under capital lease obligations                      $     40,145       $         --
                                                                               ============       ============






            See Notes to Condensed Consolidated Financial Statements

                          MAREX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements of Marex, Inc. and subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for each period shown. The results of operations for the 2002 interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2002.

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

(2) GOING CONCERN CONSIDERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained net operating losses, which include approximately $23.5 million of non-cash charges related to fair value of warrants and approximately $1.4 million of non-cash charges related to stock-based compensation, and negative cash flows from operations since inception and have an accumulated deficit of $73,622,927. Such conditions, among others, give rise to substantial doubt about our ability to continue as a going concern for a reasonable period of time. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. As a result of the purchase of Software Support Team in October 2001, the Company recognized goodwill in the amount of $304,000. The Company adopted certain provisions of SFAS 141 and SFAS 142 effective July 1, 2001, as required for goodwill and intangible assets acquired in purchase business combinations consummated after June 30, 2001. The Company adopted the remaining provisions of SFAS 141 and SFAS 142 effective January 1, 2002. There was not a cumulative transition adjustment upon adoption as of July 1, 2001 or January 1, 2002. SFAS 141 and SFAS 142 required the Company to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclasses; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. The Company has reviewed the balances of goodwill and identifiable intangibles and determined that the Company does not have any amounts that are required to be reclassified from goodwill to identifiable intangibles, or vice versa. The Company has also reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate. The Company has completed the transitional goodwill impairment test and has determined that the Company did not have a transitional impairment of goodwill.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business as previously defined in that opinion. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. For purposes of this statement, impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss recognized for a long-lived asset to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business enterprise. A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company reviews long-lived assets for impairment in accordance with SFAS 144. For the six months ended June 30, 2002, Marex recognized $469,000 of impairment of long-lived assets related to assets that will no longer be utilized or that were sold at below net book value due to decreases in human resources and operations and is charged to expense in the accompanying unaudited condensed consolidated statements of operations as "Impairment of long-lived assets."

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement, among other things, eliminates an inconsistency between required accounting for certain sale-leaseback transactions and provides for other technical corrections. Management believes the adoption of this statement will not have a material effect on its financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The statement is effective for exit or disposal costs initiated after December 31, 2002, with early application encouraged. This statement has not yet been adopted by the Company and management has not determined the impact of this statement on the financial position, results of operations or cash flows.

(4) NET LOSS PER SHARE

The Company is required to present basic and diluted earnings per share information. Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Diluted earnings per share was the same as basic earnings per share for all periods presented because the Company reported a net loss for all periods presented and, therefore, the effects of potential shares would be anti-dilutive. The total number of potential shares outstanding at June 30, 2002 and 2001 that were excluded from the diluted earnings per share calculation was approximately 5.7 million and 9.5 million, respectively.

(5) SOFTWARE DEVELOPMENT COSTS

The Company follows SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force Issue No. 00-02, "Accounting for Web Site Development Costs," for the accounting of development costs. During the six months ended June 30, 2002 and 2001, the Company capitalized approximately $237,000 and $531,000, respectively, of development costs associated with development of its software products.

(6) ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. In March
2000, the Company granted options to a director at an   exercise price below
the quoted market price, which resulted in total non-cash compensation of $2.4 million. Compensation expense related to the vested portion of stock options granted to the director totaled $117,000 for the six months ended June 30, 2002, and $119,000 and $236,000, respectively, for the three months and six months ended June 30, 2001. For the three months ended June 30, 2002, no compensation expense was recognized as the director resigned. The compensation expense is included in the unaudited condensed consolidated statements of operations as "Stock-based compensation."

For the six months ended June 30, 2002, the Company issued to various employees and directors options to acquire 2.5 million shares of Common Stock at an exercise price of $0.33 per share. The options vest through June 2006 and expire through June 2007. During the same period, 1.6 million options were cancelled and 930,000 options expired.

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

In March 2000, the Company received net proceeds of $20.4 million in connection with the sale of 210,000 shares of Series A1 Preferred Stock at $100 per share. In May 2000, the Company completed the private placement through the sale of an additional 210,000 shares of Series A1 Preferred Stock at $100 per share. Total net proceeds from the private placement were $40.9 million. During the six months ended June 30, 2002, 35,000 shares of Series A1 Preferred Stock were converted into 269,231 shares of Common Stock.

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

(9) WARRANTS

During the fourth quarter of 2001, the Company terminated the Strategic Relationship Agreement (the "Strategic Relationship Agreement") and the Warrant Agreement (the "Warrant Agreement") it had entered into with Genmar Holdings, Inc. ("Genmar"). The Strategic Relationship Agreement provided that Genmar would utilize the Company as its exclusive provider of an online procurement system. Pursuant to the Warrant Agreement, the Company issued to Genmar, on April 26, 2000 and April 26, 2001, warrants to purchase 1,442,081 and 1,495,256 shares, respectively, of Common Stock. All such warrants are exercisable immediately, subject to certain restrictions, and have an exercise price of $1.83.

The Company accounted for the warrants issued to Genmar by amortizing the Black-Scholes value of such warrants over the vesting period. In 2001, the Black-Scholes value of the warrants issued was calculated using the following assumptions: Volatility, 100%; Risk-free Interest Rate, 4.19%; Expected Dividends, $0; and Expected Term, 2 years. Based on these assumptions, the computed fair value of the warrants issued on April 26, 2001 was $1.8 million. No warrants were issued or vested during 2002. The computed fair values of the warrants issued are charged to expense in the accompanying unaudited condensed consolidated statements of operations as "Fair value of warrants."

(10) SEGMENT INFORMATION

Through June 30, 2002, the Company operated two primary business segments for internal management reporting purposes: electronic commerce products and management information solutions software products. Electronic commerce products consist of our internally developed procurement and telemetry solutions. Management information solution software products consist of those products obtained through the acquisition of Software Support Team on October 2, 2001. These operating segments generally follow the management organizational structure of the Company. Sales are made only to external customers in the United States of America. Information on operating segments for the six months ended June 30, 2002 is as follows:




                                                Management
                                           Information Solutions            Electronic Commerce*                 Total
                                         ---------------------------    ----------------------------    -----------------------
Net sales                                 $          943,059             $           15,025              $          958,084
                                         ===========================    ============================    =======================
Costs and expenses                        $        1,412,495             $        4,202,184              $        5,614,679
                                         ===========================    ============================    =======================
Interest income                           $            2,044             $           34,774              $           36,818
                                         ===========================    ============================    =======================
Interest expense                          $            1,694             $           44,365              $           46,059
                                         ===========================    ============================    =======================
Net loss                                  $         (469,179)            $       (4,189,743)             $       (4,658,933)
                                         ===========================    ============================    =======================
Total assets at quarter end               $        1,997,311             $        2,556,636              $        4,553,947
                                         ===========================    ============================    =======================
Long-lived assets at quarter end          $        1,370,610             $        1,201,342              $        2,571,952
                                         ===========================    ============================    =======================

*Certain corporate overhead and assets are included within the electronic commerce segment for reporting purposes.

For the six months ended June 30, 2001, the Company operated solely in the electronic commerce operating segment and one customer accounted for approximately 58% of total revenues of this segment. During the fourth quarter of 2001, the agreement with this customer was terminated. For the six months ended June 30, 2002, the Company did not have a major customer.

(11) RELATED PARTY TRANSACTIONS

During 2001, the Company loaned its Chief Executive Officer, who is also a Director and shareholder, $400,000. The loan accrues interest at an annual rate of 8.0% and matures on December 31, 2002. The loan is included in the unaudited condensed consolidated balance sheets as "Loan to related party."


(12) SUBSEQUENT EVENTS


On July 24, 2002, the shareholders of Marex approved a one-for-ten reverse common stock split. The authorized shares will not be reduced or otherwise affected. The issued and outstanding shares will decrease to approximately 763,548. The number of shares of Series A1 Preferred Stock issued and outstanding will not be affected, however, the holder of Series A1 Preferred Stock will be entitled to convert such share into 0.769 shares of new Common Stock.

On July 3, 2002, the Board of Directors of Marex, Inc. declared a dividend of the shares of Vigilant Applied Technologies, Inc., a Marex wholly owned subsidiary, on a pro-rata basis payable no later than September 5, 2002, to stockholders of record of Marex, Inc. at the close of business an August 3, 2002.

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

We have available for the markets we serve three products which include: an e-commerce solution which enables the electronic exchange of business documents and product information; a management information solution which provides a front and back office solution for a retail or dealer store environment; and a telemetry product which is capable of tracking assets from a remote location.

We have developed a line of client server applications under the name of MarConnect Enterprise, Standard and Advisor ("MarConnect Suite"), which enable the electronic exchange of business documents including the promotion of new product information and advisories. The MarConnect offerings include support for EDI, XML and flat file formats and do not require additional hardware, staff or specialized training.

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

We have developed a telemetry solution ("Telemetry") for the marine and transportation industries. Telemetry is designed to enable the remote tracking of assets from virtually any location in the world by using our MarConnect Suite.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2001. We believe our most critical accounting policies include software and website development costs and revenue recognition.

We follow Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force Issue No. 00-02, "Accounting for Web Site Development Costs," for the accounting of development costs. We evaluate software and website development costs for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

We follow SOP 97-2, "Software Revenue Recognition," which requires companies to defer revenue and profit recognition if certain required criteria of a sale are not met. In addition, SOP 97-2 requires that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. We license software under noncancellable license agreements.

DockMaster, our core management information solutions product acquired during 2001, generates revenues from the licensing of software modules, customer support contracts, training, custom programming, and hardware sales. Licensing and related hardware and service revenues are recognized on a subscription basis over the term of the related customer support contract, which is typically one year. Customer support contracts are billed on a monthly or quarterly basis and revenue is recognized during the month of support.

The MarConnect Suite generates revenues by charging a monthly subscription fee. MarExpress! and MarexPO!, Marex's former core products, generated revenues by charging a transaction fee which was based on the gross transaction price of items purchased and sold through the system. The fee was recognized as revenue when the customers' right to receive a refund for the transaction fee expired. Classifieds and Auctions, which supplemented MarExpress! and MarexPO!, generated revenues by charging listing and transaction fees.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 AND 2001

         REVENUES

For the three months ended June 30, 2002, we recorded revenues of $464,000 compared to $104,000 during the same period in 2001. The increase was due to the acquisition of Software Support Team in October 2001.

Software Support Team generated revenues of $464,000 during the three months ended June 30, 2002. Software Support Team revenues were primarily comprised of $117,000 in DockMaster software and hardware sales and $220,000 in related support. The balance was comprised of income from other software, hardware and seminars.

The MarConnect Suite generates revenues by charging a monthly subscription fee. For the three months ended June 30, 2002, we did not record any revenues from the MarConnect Suite as our sales focus concentrated on Telemetry. For the three months ended June 30, 2001, we did not record revenues related to the MarConnect Suite as it was completed in the first quarter of 2002. MarExpress! and MarexPO! generated revenues by charging a transaction fee based on the gross transaction price of items purchased and sold through the system. The fees were recognized as revenue when customers' right to receive a refund expired. For the three months ended June 30, 2001, we recorded revenues of $104,000 generated from $6.0 million of transactions. MarExpress! and MarexPO! did not generate revenues during the three months ended June 30, 2002 as they were discontinued during the fourth quarter of 2001.

         PRODUCT SUPPORT AND DEVELOPMENT

Product support and development expenses consist primarily of compensation for product support and development personnel, cost of outside contractors, amortization of software development costs, and other costs associated with the operations and enhancements of our products. Product support and development expenses decreased to $738,000 for the three months ended June 30, 2002, compared to $1.7 million for the same period in 2001. The change related primarily to decreases of $319,000 in personnel and personnel related costs, $738,000 in depreciation expense, and $112,000 in outside contractor costs. The decreases were partially offset by an increase of $448,000 in amortization costs. The balance was comprised of decreases in overhead and operating costs directly associated with the development and maintenance of our products.

         SELLING AND MARKETING

Selling and marketing expenses consist primarily of compensation for sales and marketing personnel, cost of outside contractors and marketing costs. Selling and marketing expenses decreased to $244,000 for the three months ended June 30, 2002, compared to $1.0 million for the same period in 2001. The change is primarily due to decreases of $468,000 in personnel and personnel related costs and $76,000 in outside contractor costs. The balance was comprised of decreases in overhead and operating costs directly associated with selling and marketing activities.

         GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation for administrative personnel, facilities expenses, professional fees, and general corporate expenses. General and administrative expenses increased to $892,000 for the three months ended June 30, 2002, compared to $790,000 for the same period in 2001. The change related primarily to an increase of $80,000 in professional fees. The balance was comprised of corporate charges directly associated with our administrative functions.

         IMPAIRMENT OF LONG-LIVED ASSETS

Impairment of long-lived assets of $469,000 was recognized for the three months ended June 30, 2002. The impairment was related to assets that will no longer be utilized or that were sold at below net book value due to decreases in human resources and operations.

         STOCK-BASED COMPENSATION

For the three months ended June 30, 2001, we recorded a non-cash compensation expense of $119,000 relating to the vested portion of stock options granted to a director. We did not record non-cash compensation expense for the three months ended June 30, 2002 as the director resigned.


         FAIR VALUE OF WARRANTS

For the three months ended June 30, 2001, we recorded an expense of $1.8 million relating to the fair value of warrants issued in connection with a strategic relationship agreement. The warrants became fully vested during the second quarter of 2001.

         OTHER INCOME AND EXPENSE

We recorded $14,000 of interest income for the three months ended June 30, 2002, compared to $131,000 for the three months ended June 30, 2001. The decrease was a result of lower balances of marketable securities. Interest expense for the three months ended June 30, 2002 was $21,000, compared to $9,000 for the three months ended June 30, 2001. The increase was primarily due to the seller-financed note payable related to the acquisition of Software Support Team.

         NET LOSS

Our net loss decreased to $1.9 million for the three months ended June 30, 2002, compared to $5.2 million for the three months ended June 30, 2001. The change resulted from decreases in the fair value of warrants issued and decreases in costs, as described above.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 AND 2001

         REVENUES

For the six months ended June 30, 2002, we recorded revenues of $958,000 compared to $153,000 during the same period in 2001. The increase was due to the acquisition of Software Support Team in October 2001.

Software Support Team generated revenues of $943,000 during the six months ended June 30, 2002. Software Support Team revenues were primarily comprised of $222,000 in DockMaster software and hardware sales and $439,000 in related support. The balance was comprised of income from other software, hardware and seminars.

The MarConnect Suite generates revenues by charging a monthly subscription fee. For the six months ended June 30, 2002, we recorded revenues of $15,000 related to the MarConnect Suite. For the six months ended June 30, 2001, we did not record revenues related to the MarConnect Suite as it was completed in the first quarter of 2002. MarExpress! and MarexPO! generated revenues by charging a transaction fee based on the gross transaction price of items purchased and sold through the system. The fees were recognized as revenue when customers' right to receive a refund expired. For the six months ended June 30, 2001, we recorded revenues of $153,000 generated from $8.8 million of transactions.

MarExpress! and MarexPO! did not generate revenues during the six months ended June 30, 2002 as they were discontinued during the fourth quarter of 2001.


         PRODUCT SUPPORT AND DEVELOPMENT

Product support and development expenses consist primarily of compensation for product support and development personnel, cost of outside contractors, amortization of software development costs, and other costs associated with the operations and enhancements of our products. Product support and development expenses decreased to $2.0 million for the six months ended June 30, 2002, compared to $3.7 million for the same period in 2001. The change related primarily to decreases of $611,000 in depreciation expense, $394,000 in personnel and personnel related costs, and $314,000 in outside contractor costs. The balance was comprised of decreases in overhead and operating costs directly associated with the development and maintenance of our products.

         SELLING AND MARKETING

Selling and marketing expenses consist primarily of compensation for sales and marketing personnel, cost of outside contractors and marketing costs. Selling and marketing expenses decreased to $990,000 for the six months ended June 30, 2002, compared to $2.1 million for the same period in 2001. The change is primarily due to decreases of $595,000 in personnel and personnel related costs, $195,000 in outside contractor costs, and $92,000 in marketing costs. The balance was comprised of decreases in overhead and operating costs directly associated with selling and marketing activities.

         GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation for administrative personnel, facilities expenses, professional fees, and general corporate expenses. General and administrative expenses increased to $2.0 million for the six months ended June 30, 2002, compared to $1.5 million for the same period in 2001. The change related primarily to increases of $303,000 in professional fees and $88,000 in personnel and personnel related costs. The balance was comprised of corporate charges directly associated with our administrative functions.

         IMPAIRMENT OF LONG-LIVED ASSETS

Impairment of long-lived assets of $469,000 was recognized for the six months ended June 30, 2002. The impairment was related to assets that will no longer be utilized or that were sold at below net book value due to decreases in human resources and operations.

         STOCK-BASED COMPENSATION

Stock-based compensation resulting from stock options granted to a director decreased to $117,000 for the six months ended June 30, 2002, compared to $236,000 for the same period in 2001. The decrease resulted from the resignation of the director.

         FAIR VALUE OF WARRANTS

For the six months ended June 30, 2001, we recorded an expense of $1.8 million relating to the fair value of warrants issued in connection with a strategic relationship agreement. The warrants became fully vested during the second quarter of 2001.

         OTHER INCOME AND EXPENSE

We recorded $37,000 of interest income for the six months ended June 30, 2002, compared to $353,000 for the six months ended June 30, 2001. The decrease was a result of lower balances of marketable securities. Interest expense for the six months ended June 30, 2002 was $46,000, compared to $18,000 for the six months ended June 30, 2001. The increase was primarily due to the seller-financed note payable related to the acquisition of Software Support Team.

         NET LOSS

Our net loss decreased to $4.7 million for the six months ended June 30, 2002, from $8.8 million for the six months ended June 30, 2001. The change resulted from decreases in the fair value of warrants issued and decreases in costs, as described above.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the private sales of Common Stock and Preferred Stock.

Net cash used in operating activities was $3.1 million for the six months ended June 30, 2002, primarily as a result of a net loss of $4.7 million and a decrease of $108,000 in accounts payable and accrued expenses. The net loss and decrease in accounts payable and accrued expenses were partially offset by amortization expense of $548,000, impairment of long-lived assets of $469,000, depreciation expense of $461,000, and a non-cash charge of $117,000 for stock-based compensation.

Net cash used in investing activities was $253,000 for the six months ended June 30, 2002, primarily due to $237,000 of software development costs related to the development of our solutions.

Net cash used in financing activities was $425,000 for the six months ended June 30, 2002, primarily due to $337,000 of principal payments on the seller-financed note payable and $88,000 of principal payments related to capital lease obligations.

At June 30, 2002, cash and cash equivalents totaled $721,000, while our working capital deficit was $671,000. In comparison, as of December 31, 2001, cash and cash equivalents totaled $4.5 million, while our working capital was $3.0 million. To date, our primary uses of cash have been in operating activities to fund the development and promotion of our products.

We currently anticipate that our available funds will be sufficient to meet our projected working capital and operating resource requirements into the first quarter of 2003 since we significantly decreased our staff and shifted our focus to our telemetry and management information solutions. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash equivalents, and cash that may be generated from operations are not sufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt securities. If we raise additional funds through the issuance of equity or convertible securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock. Furthermore, in the event that we issue or sell Common Stock or securities convertible for Common Stock, at a price per share less than the conversion price of the outstanding Series A1 Preferred Stock, the holders of the Series A1 Preferred Stock have the right to amend the conversion price to the price per share of the issuance. As a result, our stockholders may experience significant additional dilution. We cannot be certain that additional capital will be available to us on acceptable terms or at all.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. As a result of the purchase of Software Support Team, we recognized goodwill in the amount of $304,000. We adopted certain provisions of SFAS 141 and SFAS 142 effective July 1, 2001, as required for goodwill and intangible assets acquired in purchase business combinations consummated after June 30, 2001. We adopted the remaining provisions of SFAS 141 and SFAS 142 effective January 1, 2002. There was not a cumulative transition adjustment upon adoption as of July 1, 2001 or January 1, 2002. SFAS 141 and SFAS 142 required us to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclasses; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. We have reviewed the balances of goodwill and identifiable intangibles and determined that we do not have any amounts that are required to be reclassified from goodwill to identifiable intangibles, or vice versa. We have also reviewed the useful lives of our identifiable intangible assets and determined that the original estimated lives remain appropriate. We have completed the transitional goodwill impairment test and have determined that we did not have a transitional impairment of goodwill.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not believe the adoption of SFAS No. 143 will have a material effect on our financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business as previously defined in that opinion. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. For purposes of this statement, impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss recognized for a long-lived asset to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business enterprise. A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. We review long-lived assets for impairment in accordance with SFAS 144. For the six months ended June 30, 2002, we recognized $469,000 of impairment of long-lived assets related to assets that will no longer be utilized or that were sold at below net book value due to decreases in human resources and operations and is charged to expense in the accompanying unaudited condensed consolidated statements of operations as "Impairment of long-lived assets."

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement, among other things, eliminates an inconsistency between required accounting for certain sale-leaseback transactions and provides for other technical corrections. Management believes the adoption of this statement will not have a material effect on its financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exitor Disposal Activities." This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The statement is effective for exit or disposal costs initiated after December 31, 2002, with early application encouraged. We have not yet adopted this statement and management has not determined the impact of this statement on the financial position, results of operations or cash flows.

RISK FACTORS

The following risk factors, together with all information in this Form 10-Q, should be carefully considered in evaluating Marex and its business. Due to the significant impact that the risk factors set forth below may have on our business, results of operations and financial condition, actual results could differ materially from those expressed or implied by any forward-looking statement.

         WE HAVE A LIMITED OPERATING HISTORY

We were founded in 1992 but did not launch our main products until June 2000, which were replaced by new products launched in 2001 and will be replaced by products launched in 2002. Thus, we have a limited operating history on which to base an evaluation of our software business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as software development. There can be no assurance that we will be able to address these risks.


         WE HAVE A HISTORY OF LOSSES

We have incurred losses from operations in each period since our inception. We have incurred losses of $19.6 million, $43.4 million and $3.7 million for the years ended December 31, 2001, 2000 and 1999, respectively, and $4.7 million for the six months ended June 30, 2002. We expect to incur substantial operating losses and have continued negative cash flows from operations for the foreseeable future. Moreover, we expect to incur significant sales and marketing, product support and development, and general and administrative expenses. In addition, we have no material revenues to date. If our revenue does not increase substantially or if our expenses are more than we expect, we may not become profitable.

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

         OUR SOLUTIONS AND SERVICES ARE NEW AND FACE RAPID TECHNOLOGICAL CHANGES

The markets for our solutions are characterized by rapid technological advances, evolving standards in the software markets, changes in customer requirements and frequent new product and service introductions and enhancements. As a result, we believe that our future success depends upon our ability to enhance our current solutions. If we do not adequately respond to the need to enhance our solutions or services, then our business will be negatively affected.

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

         WE EXPECT THE PRICE OF OUR COMMON STOCK TO BE VOLATILE

The market price of our Common Stock may fluctuate significantly in response to a number of factors, some which are beyond our control, including the following: our Common Stock is thinly traded; quarterly variations in operating results; changes in market valuation of Internet commerce companies; announcements of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; loss of a major customer or strategic partner, or failure to complete a sale to a significant customer; additions or departures of any key personnel; future sales of our Common Stock; and stock market price and volume fluctuations, which are particularly common among highly volatile securities of technology companies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any market risk sensitive instruments. As a result, this item is not applicable to our consolidated balance sheet as of June 30, 2002.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 5, 2002, the Company held an annual meeting in Miami, Florida. The matters voted upon and their results were as follows:

         PROPOSAL 1

To elect directors of the Company, each to serve until the 2002 Annual Meeting or until his successor has been duly elected and qualified.

All nominees were elected based on the following voting results:

                Director                             For                   Against                 Abstain
-----------------------------------------    --------------------    --------------------    --------------------
       David A. Schwedel                          5,968,391                   0                     7.275
       Clifford Grossman                          5,969,291                   0                     6,375
       Jeffrey Peck                               5,969,291                   0                     9,375

         PROPOSAL 2

To ratify the appointment of Kaufman, Rossin & Co. as independent certified public accountants of the Company for the year ending December 31, 2002.


Proposal 2 was approved based on the following voting results:


         For                     Against                 Abstain
-----------------------    --------------------    --------------------
      5,970,015                   3,451                   2,200

ITEM 5. OTHER INFORMATION

On July 24, 2002, the Company held a special shareholder meeting in Miami, Florida. The matter voted upon and its results were as follows:

         PROPOSAL 1

To amend our Articles of Incorporation to effectuate a one-for-ten reverse stock split.

Proposal 1 was approved based on the following voting results:

                  FOR               AGAINST           ABSTAIN
                  ---               -------           -------
                5,283,960            16,530           11,350

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


EXHIBITS           DESCRIPTION OF DOCUMENT
--------           -----------------------

3.1            --  Amended and Restated Articles of Incorporation of the Company (1)

3.2            --  Amended and Restated Bylaws of the Company (1)

3.3            --  Articles of Amendment to Amended and Restated Articles of Incorporation
                   of the Company (3)

3.4            --  Articles of Amendment to Amended and Restated Articles of Incorporation
                   of the Company (7)

4.1            --  Certificate of Designation for the Series A1 Convertible Preferred Stock, par value
                   $.01 (3)

4.2            --  Securities Purchase Agreement among Marex, Inc. and Certain Purchasers, dated March 2, 2000 (3)

4.3            --  Registration Rights Agreement among Marex, Inc. and Certain Purchasers, dated
                   March 2, 2000 (3)

10.1           --  1996 Incentive Stock Option Plan, as amended (1)

10.2           --  Amended and Restated 1997 Stock Option Plan (2)

10.3           --  Company's Office Lease, 2701 South Bayshore Dr., Miami, FL, as amended (4)

10.4           --  Company's Office Lease, 5835 Blue Lagoon Dr., Miami, FL, as amended (5)

10.5           --  Stock Purchase  Agreement among Marex,  Inc., Software Support Team, Inc., Arthur M. Peacock and
                   Albert L. Peacock, dated September 21, 2001 (6)

99.1           --  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002, dated August 14, 2002 (7)

---------
(1) Previously filed as an exhibit to the Company's Form 10-SB and Amendment No. 1 to Form 10-SB.
(2) Previously filed as part of the Company's Form DEFS14A filed on October 19, 1999.
(3) Previously filed as an exhibit to the Company's Form 8-K filed on March 8, 2000.
(4) Previously filed as an exhibit to the Company's Form 10-K filed on March 23, 2000.
(5) Previously filed as an exhibit to the Company's Form 10-K filed on March 23, 2001.
(6) Previously filed as an exhibit to the Company's Form 8-K filed on October 16, 2001.
(7)  Filed herewith.

(b)  Reports on Form 8-K

     On April 30, 2002, the Company filed a report on Form 8-K which announced that the Board of Directors of the Company, upon the recommendation of its Audit Committee, decided to no longer engage Arthur Andersen LLP as Marex's independent public accountants and engaged Kaufman Rossin & Co., P.A. to serve as Marex's independent public accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MAREX, INC.

August 14, 2002                            By: /s/ DAVID A. SCHWEDEL
                                           ------------------------------------
                                           David A. Schwedel
                                           Chief Executive Officer and
                                           Principal Accounting Officer