Form 10-Q
period 2002-09-30
MAREX COM INC
filed 2002-11-14
CIK 1034867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

   2701 S. Bayshaore Drive, 5th Floor
           Miami, Florida                                        33126
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)



       Registrant's telephone number, including area code: (305) 285-2003

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      --      --

The number of shares outstanding of the registrant's Common Stock as of November 6, 2002 was 763,597.

                                   MAREX, INC.

                                TABLE OF CONTENTS


                                                                                                              Page
                                                                                                              ----
                                           PART I - Financial Information

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets as of September 30, 2002
                 and December 31, 2001......................................................................   2

                 Condensed Consolidated Statements of Operations for the three months
                 and nine months ended September 30, 2002 and 2001.........................................    3

                 Condensed Consolidated Statements of Cash Flows for the nine months
                 ended September 30, 2002 and 2001.........................................................    4

                 Notes to Condensed Consolidated Financial Statements......................................    5

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.....................................................................   11

Item 3.          Quantitative and Qualitative Disclosures About Market Risk................................   22

                                              PART II - Other Information

Item 1.          Legal Proceedings.........................................................................   22

Item 2.          Changes in Securities and Use of Proceeds.................................................   22

Item 3.          Defaults Upon Senior Securities...........................................................   22

Item 4.          Submission of Matters to a Vote of Security Holders.......................................   22

Item 5.          Other Information.........................................................................   22

Item 6.          Exhibits and Reports on Form 8-K..........................................................   23

                 Signatures................................................................................   24



                          MAREX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   September 30,          December 31,
                                                                        2002                  2001
                                                                   ------------           ------------
                                                                   (unaudited)
                               ASSETS

Current assets:
    Cash and cash equivalents                                      $    478,883           $  4,479,095
    Accounts receivable, net                                             47,981                275,680
    Inventories                                                              --                 14,546
    Prepaid expenses and other current assets                            73,815                145,835
    Loan to related party                                               449,746                425,649
                                                                   ------------           ------------
       Total current assets                                           1,050,425              5,340,805
                                                                   ------------           ------------

Property and equipment, net                                             367,047              1,533,872
                                                                   ------------           ------------

Other assets:
    Trademark, net                                                           --                     --
    Software development costs, net                                     458,789              2,311,551
    Goodwill                                                                 --                304,086
    Deposits and other assets                                             7,113                171,623
                                                                   ------------           ------------
       Total other assets                                               465,902              2,787,260
                                                                   ------------           ------------

           Total assets                                            $  1,883,374           $  9,661,937
                                                                   ============           ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of seller-financed note payable                $         --           $    684,718
    Current portion of capital lease obligations                         15,385                163,775
    Accounts payable and accrued expenses                               352,248              1,453,864
                                                                   ------------           ------------
       Total current liabilities                                        367,633              2,302,357
                                                                   ------------           ------------

Long-term liabilities:
    Seller-financed note payable, net of current portion                     --                726,735
    Capital lease obligations, net of current portion                    10,598                 90,725
                                                                   ------------           ------------
       Total long-term liabilities                                       10,598                817,460
                                                                   ------------           ------------

           Total liabilities                                            378,231              3,119,817
                                                                   ------------           ------------

Shareholders' equity:
    Preferred Stock, par value $.01 per share, 1,000,000
       shares authorized, 304,693 shares of Series A1
       Convertible Preferred Stock outstanding as of
       September 30, 2002 and December 31, 2001                      26,675,000             30,175,000
    Common Stock, par value $.01 per share,
       25,000,000 shares authorized, 763,597 and
       736,662 shares, post split, issued and outstanding
       as of September 30, 2002 and December 31, 2001,
       respectively                                                       7,636                  7,367
    Additional paid-in capital                                       48,940,895             45,323,759
    Accumulated deficit                                             (74,118,388)           (68,964,006)
                                                                   ------------           ------------
       Total shareholders' equity                                     1,505,143              6,542,120
                                                                   ------------           ------------

           Total liabilities and shareholders' equity              $  1,883,374           $  9,661,937
                                                                   ============           ============



            See Notes to Condensed Consolidated Financial Statements

                          MAREX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Three Months Ended                        Nine Months Ended
                                                               September 30,                             September 30,
                                                    ---------------------------------         ---------------------------------
                                                        2002                 2001                 2002                2001
                                                    ------------         ------------         ------------         ------------
Revenues                                            $         --         $     92,921         $     15,025         $    245,576
                                                    ------------         ------------         ------------         ------------

Operating expenses:
    Product support and development                      204,847            1,231,669            1,363,831            4,907,035
    Selling and marketing                                  9,089              710,788              660,372            2,827,049
    General and administrative                           111,765              769,816            1,917,733            2,258,257
    Impairment of software development costs                  --            6,679,679                   --            6,679,679
    Impairment of long-lived assets                           --                   --              468,546                   --
    Stock-based compensation                                  --              120,013              117,404              356,127
    Fair value of warrants                                    --                   --                   --            1,764,402
                                                    ------------         ------------         ------------         ------------

       Total operating expenses                          325,701            9,511,965            4,527,886           18,792,549
                                                    ------------         ------------         ------------         ------------

Loss from operations                                    (325,701)          (9,419,044)          (4,512,861)         (18,546,973)
                                                    ------------         ------------         ------------         ------------

Other income (expense):
    Interest income                                       17,158               79,854               50,709              433,291
    Interest expense                                          --               (8,799)             (43,142)             (26,312)
    Other                                                 85,348                 (374)              92,357               (6,547)
                                                    ------------         ------------         ------------         ------------

       Total other income                                102,506               70,681               99,924              400,432
                                                    ------------         ------------         ------------         ------------

Loss from continuing operations                         (223,195)          (9,348,363)          (4,412,937)         (18,146,541)
                                                    ------------         ------------         ------------         ------------

Discontinued operations:
    Loss from operations of segment                     (138,165)                  --             (607,343)                  --
    Loss on disposal                                    (134,103)                  --             (134,103)                  --
                                                    ------------         ------------         ------------         ------------

       Total discontinued operations                    (272,268)                  --             (741,446)                  --
                                                    ------------         ------------         ------------         ------------

Net loss                                            $   (495,463)        $ (9,348,363)        $ (5,154,383)        $(18,146,541)
                                                    ============         ============         ============         ============
Net less per share, basic and diluted:
  Continuing operations                                    (0.29)              (12.73)               (5.80)              (24.71)
  Discontinued operations                                  (0.36)                  --                (0.97)                  --
                                                    ------------         ------------         ------------         ------------

Net loss                                            $      (0.65)        $     (12.73)        $      (6.77)        $     (24.71)
                                                    ============         ============         ============         ============
Weighted average shares of Common Stock
  outstanding, post split                                763,585              734,398              760,824              734,321
                                                    ============         ============         ============         ============




            See Notes to Condensed Consolidated Financial Statements

                          MAREX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   Nine Months
                                                                                      Ended
                                                                                  September 30,
                                                                        -----------------------------------
                                                                            2002                   2001
                                                                        ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $ (5,154,383)          $(18,146,541)
    Adjustments to reconcile net loss to
      net cash used in operating activities
         Provision for doubtful accounts                                     160,857                  7,673
         Depreciation                                                        583,785                619,388
         Amortization                                                        780,109              1,721,272
         Impairment of software development costs                                 --              6,679,679
         Impairment of long-lived assets                                     468,546                     --
         Stock-based compensation                                            117,404                356,127
         Fair value of warrants                                                   --              1,764,402
         Gain on disposal of property and equipment                           (8,441)                    --
         Loss on disposal of segment                                         134,103                     --
         Decrease (increase) in accounts receivable                            7,770                (78,065)
         Increase in inventory                                                (1,986)                    --
         Decrease in prepaid expenses and other current assets                67,202                480,804
         Decrease (increase) in deposits                                     150,164                 (1,719)
         Decrease in accounts payable and accrued expenses                  (828,830)            (4,405,032)
                                                                        ------------           ------------

              Net cash used in operating activities                       (3,523,700)           (11,002,012)
                                                                        ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                      (36,458)              (294,205)
    Proceeds from sale of fixed assets                                        22,974                     --
    Proceeds from sale of assets of segment                                  279,120                     --
    Software development costs                                              (264,506)              (747,358)
    Increase in loan to related party                                        (24,097)              (400,000)
                                                                        ------------           ------------

              Net cash used in investing activities                          (22,967)            (1,441,563)
                                                                        ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital lease obligations                         (116,278)              (100,799)
    Principal payments on note payable                                      (337,267)                    --
    Proceeds from exercise of stock options and warrants                          --                  1,400
                                                                        ------------           ------------

              Net cash used in financing activities                         (453,545)               (99,399)
                                                                        ------------           ------------

Net decrease in cash and cash equivalents                                 (4,000,212)           (12,542,974)


CASH AND CASH EQUIVALENTS, beginning of period                             4,479,095             19,624,266
                                                                        ------------           ------------

CASH AND CASH EQUIVALENTS, end of period                                $    478,883           $  7,081,292
                                                                        ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Cash paid during each period for interest                           $     45,273           $     26,312
                                                                        ============           ============


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

(2) GOING CONCERN CONSIDERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained net operating losses, which include approximately $23.5 million of non-cash charges related to fair value of warrants and approximately $1.4 million of non-cash charges related to stock-based compensation, and negative cash flows from operations since inception and have an accumulated deficit of $74,118,388. Such conditions, among others, give rise to substantial doubt about our ability to continue as a going concern for a reasonable period of time. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

We currently anticipate that our available funds will be sufficient to meet our projected working capital and operating resource requirements into the first quarter of 2003 since we significantly decreased our staff and, during April 2002, shifted our focus from our electronic commerce solutions to our telemetry solution. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash equivalents, and cash that may be generated from operations are not sufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt securities. If we raise additional funds through the issuance of equity or convertible securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock. Furthermore, in the event that we issue or sell Common Stock or securities convertible for Common Stock, at a price per share less than the conversion price of the outstanding Series A1 Preferred Stock, the holders of the Series A1 Preferred Stock have the right to amend the conversion price of the price per share of the issuance. As a result, our stockholders may experience significant additional dilution. We cannot be certain that additional capital will be available to us on acceptable terms or at all.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. As a result of the purchase of Software Support Team in October 2001, the Company recognized goodwill in the amount of $304,000. The Company adopted certain provisions of SFAS 141 and SFAS 142 effective July 1, 2001, as required for goodwill and intangible assets acquired in purchase business combinations consummated after June 30, 2001. The Company adopted the remaining provisions of SFAS 141 and SFAS 142 effective January 1, 2002. There was not a cumulative transition adjustment upon adoption as of July 1, 2001 or January 1, 2002. SFAS 141 and SFAS 142 required the Company to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclasses; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. The Company has reviewed the balances of goodwill and identifiable intangibles and determined that the Company does not have any amounts that are required to be reclassified from goodwill to identifiable intangibles, or vice versa. The Company has also reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate. The Company has completed the transitional goodwill impairment test and has determined that the Company did not have a transitional impairment of goodwill. The Company completed the sale of Software Support Team during August 2002, which included the disposal of goodwill.

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

Transactions," for the disposal of a segment of a business as previously defined in that opinion. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. For purposes of this statement, impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss recognized for a long-lived asset to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business enterprise. A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company reviews long-lived assets for impairment in accordance with SFAS
144. For the nine months ended September 30, 2002, Marex recognized $469,000 of impairment of long-lived assets related to assets that will no longer be utilized or that were sold at below net book value due to decreases in human resources and operations and is charged to expense in the accompanying unaudited condensed consolidated statements of operations as "Impairment of long-lived assets."

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


(4) NET LOSS PER SHARE

The Company is required to present basic and diluted earnings per share information. Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. During August 2002, the Company, pursuant to the approval of the Company's shareholders, effectuated a one-for-ten reverse stock split. The common stock and net loss per share information has been retroactively adjusted in all periods presented to reflect the one-for-ten reverse stock split. Diluted earnings per share was the same as basic earnings per share for all periods presented because the Company reported a net loss for all periods presented and, therefore, the effects of potential shares would be anti-dilutive. The total number of potential shares outstanding, post split, at September 30, 2002 and 2001 that were excluded from the diluted earnings per share calculation was approximately 558,000 and 600,000, respectively.

(5) SOFTWARE DEVELOPMENT COSTS

The Company follows SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force ("EITF") Issue No. 00-02, "Accounting for Web Site Development Costs," for the accounting of development costs. During the nine months ended September 30, 2002 and 2001, the Company capitalized approximately $265,000 and $747,000, respectively, of development costs associated with development of its software products.

(6) ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. In March 2000, the Company granted options to a director at an exercise price below the quoted market price, which resulted in total non-cash compensation of $2.4 million. Compensation expense related to the vested portion of stock options granted to the director totaled $117,000 for the nine months ended September 30, 2002, and $120,000 and $356,000, respectively, for the three months and nine months ended September 30, 2001. For the three months ended September 30, 2002, no compensation expense was recognized as the director resigned. The compensation expense is included in the unaudited condensed consolidated statements of operations as "Stock-based compensation."

For the nine months ended September 30, 2002, the Company issued to various employees and directors options to acquire 250,000 shares, post split, of Common Stock at an exercise price of $3.30 per share, post split. The options vest through June 2006 and expire through June 2007. During the same period, 172,000 options, post split, were cancelled and 93,000 options, post split, expired.

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

In March 2000, the Company received net proceeds of $20.4 million in connection with the sale of 210,000 shares of Series A1 Preferred Stock at $100 per share. In May 2000, the Company completed the private placement through the sale of an additional 210,000 shares of Series A1 Preferred Stock at $100 per share. Total net proceeds from the private placement were $40.9 million. During the nine months ended September 30, 2002, 35,000 shares of Series A1 Preferred Stock were converted into 26,923 shares, post split, of Common Stock.

Each share of the Series A1 Preferred Stock is convertible into 0.769 shares, post split, of Common Stock at the option of the holder at any time. In the event that the Company issues or sells Common Stock or securities convertible or exchangeable for Common Stock, subject to certain exclusions, at a price per share less than the conversion price of the outstanding Series A1 Preferred Stock, the holders of the Series A1 Preferred Stock shall have the right to amend the conversion price of the Series A1 Preferred Stock outstanding to the price per share of the issuance. Automatic conversion occurs upon either of the following: completion by the Company of a public offering which raises gross proceeds of at least $50 million, at an effective price per share to the public of at least $26.00 as adjusted for stock splits, stock dividends or other similar transactions; or, upon the event that the market price per share of the Company's Common Stock exceeds $26.00, subject to adjustments for stock splits, stock dividends, or other similar transactions, for a consecutive twenty-day period following the one-year anniversary of the effective date of a registration statement covering the Common Stock underlying the Series A1 Preferred Stock.

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

(10) SEGMENT INFORMATION

Through August 31, 2002, the Company operated two primary business segments for internal management reporting purposes: electronic commerce products and management information solutions software products. The Company sold its assets related to its management information solutions software products segment on August 31, 2002. The sale price was approximately $1.7 million, consisting of $279,000 in net cash received, $1.1 million in the assumption of the seller financed note payable and $325,000 in the assumption of operating liabilities. The related loss from operations and loss on disposal are reflected in the Discontinued Operations section of the Condensed Consolidated Statements of Operations. The assets sold and liabilities assumed were removed from the Condensed Consolidated Balance Sheet as of August 31, 2002. Electronic commerce products consist of our internally developed procurement and telemetry solutions. Management information solution software products consisted of those products obtained through the acquisition of Software Support Team on October 2, 2001. These operating segments generally follow the management organizational structure of the Company. Sales are made only to external customers in the United States of America. Information on operating segments for the nine months ended September 30, 2002 is as follows:



                                             Management
                                            Information
                                              Solutions           Electronic Commerce*         Total
                                          ------------------      --------------------      -----------
Net sales                                 $        1,255,185          $    15,025           $ 1,270,210
                                          ==================          ===========           ===========
Costs and expenses                        $        1,864,099          $ 4,527,886           $ 6,391,985
                                          ==================          ===========           ===========
Interest income                           $            4,005          $    50,709           $    54,714
                                          ==================          ===========           ===========
Interest expense                          $            2,131          $    43,142           $    45,273
                                          ==================          ===========           ===========
Net loss                                  $         (741,446)         $(4,412,937)          $(5,154,383)
                                          ==================          ===========           ===========
Total assets at quarter end               $               --          $ 1,883,374           $ 1,883,374
                                          ==================          ===========           ===========
Long-lived assets at quarter end          $               --          $   825,836           $   825,836
                                          ==================          ===========           ===========


*Certain corporate overhead and assets are included within the electronic commerce segment for reporting purposes.


For the nine months ended September 30, 2001, the Company operated solely in the electronic commerce operating segment and one customer accounted for approximately 54% of total revenues of this segment. During the fourth quarter of 2001, the agreement with this customer was terminated. For the nine months ended September 30, 2002, the Company did not have a major customer.

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

We have available for the markets we serve two products which include: an e-commerce solution which enables the electronic exchange of business documents and product information and a telemetry product which is capable of tracking assets from a remote location.

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

DISCONTINUED OPERATIONS

On August 31, 2002, our Board of Directors approved an Asset Purchase Agreement for the sale of the assets of Software Support Team, Inc. ("Software Support Team"). Software Support Team engaged in the business of developing management information solution software for retailers, distributors and dealers. The estimated loss on the disposal of the assets of Software Support Team was $134,000 and the loss from discontinued operations for the nine months ended September 30, 2002 was $607,000.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to our continuing operations and excludes the operations of Software Support Team.

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

We follow SOP 97-2, "Software Revenue Recognition," which requires companies to defer revenue and profit recognition if certain required criteria of a sale are not met. In addition, SOP 97-2 requires that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. We licensed software under noncancellable license agreements.

DockMaster, Software Support Team's core management information solutions product acquired during 2001, generated revenues from the licensing of software modules, customer support contracts, training, custom programming, and hardware sales. Licensing and related hardware and service revenues were recognized on a subscription basis over the term of the related customer support contract, which is typically one year. Customer support contracts were billed on a monthly or quarterly basis and revenue was recognized during the month of support.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         REVENUES

For the three months ended September 30, 2002, we did not record revenues compared to $93,000 during the same period in 2001. The decrease was related to the Company's current strategy being focused on the marketing of Telemetry.

The MarConnect Suite generates revenues by charging a monthly subscription fee. For the three months ended September 30, 2002, we did not record any revenues from the MarConnect Suite as our sales focus concentrated on Telemetry. For the three months ended September 30, 2001, we did not record revenues related to the MarConnect Suite as it was completed in the first quarter of 2002. MarExpress! and MarexPO! generated revenues by charging a transaction fee based on the gross transaction price of items purchased and sold through the system. The fees were recognized as revenue when customers' right to receive a refund expired. For the three months ended September 30, 2001, we recorded revenues of $93,000 generated from $7.9 million of transactions. MarExpress! and MarexPO! did not generate revenues during the three months ended September 30, 2002 as they were discontinued during the fourth quarter of 2001.

         PRODUCT SUPPORT AND DEVELOPMENT

Product support and development expenses consist primarily of compensation for product support and development personnel, cost of outside contractors, amortization of software development costs, and other costs associated with the operations and enhancements of our products. Product support and development expenses decreased to $205,000 for the three months ended September 30, 2002, compared to $1.2 million for the same period in 2001. The change related primarily to decreases of $350,000 in personnel and personnel related costs, $438,000 in depreciation expense, and $86,000 in outside contractor costs. The balance was comprised of decreases in overhead and operating costs directly associated with the development and maintenance of our products.

         SELLING AND MARKETING

Selling and marketing expenses consist primarily of compensation for sales and marketing personnel, cost of outside contractors and marketing costs. Selling and marketing expenses decreased to $9,000 for the three months ended September 30, 2002, compared to $711,000 for the same period in 2001. The change is primarily due to decreases of $439,000 in personnel and personnel related costs and $22,000 in outside contractor costs. The balance was comprised of decreases in overhead and operating costs directly associated with selling and marketing activities.

         GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation for administrative personnel, facilities expenses, professional fees, and general corporate expenses. General and administrative expenses decreased to $112,000 for the three months ended September 30, 2002, compared to $770,000 for the same period in 2001. The change related primarily to decreases of $248,000 in personnel and personnel related costs and $252,000 in professional fees. The balance was comprised of corporate charges directly associated with our administrative functions.

        IMPAIRMENT OF SOFTWARE DEVELOPMENT COSTS

For the three months ended September 30, 2001, we recorded an impairment of software development costs of $6.7 million related to the development of MarConnect, which replaced MarExpress! and MarexPO!.

         STOCK-BASED COMPENSATION

For the three months ended September 30, 2001, we recorded a non-cash compensation expense of $120,000 relating to the vested portion of stock options granted to a director. We did not record non-cash compensation expense for the three months ended September 30, 2002 as the director resigned.

         OTHER INCOME AND EXPENSE

We recorded $17,000 of interest income for the three months ended September 30, 2002, compared to $80,000 for the three months ended September 30, 2001. The decrease was a result of lower balances of marketable securities. We did not have interest expense for the three months ended September 30, 2002 compared to $9,000 for the three months ended September 30, 2001. The decrease was primarily due to the return of assets under capital lease obligations.

         LOSS FROM CONTINUING OPERATIONS

Our loss from continuing operations decreased to $223,000 for the three months ended September 30, 2002, compared to $9.3 million for the three months ended September 30, 2001. The change resulted from decreases in the impairment of software development costs and decreases in other costs, as described above.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         REVENUES

For the nine months ended September 30, 2002, we recorded revenues of $15,000 compared to $246,000 during the same period in 2001. The decrease was related to the Company's current strategy being focused on the marketing of Telemetry.

The MarConnect Suite generates revenues by charging a monthly subscription fee. For the nine months ended September 30, 2002, we recorded revenues of $15,000 related to the MarConnect Suite. For the nine months ended September 30, 2001, we did not record revenues related to the MarConnect Suite as it was completed in the first quarter of 2002. MarExpress! and MarexPO! generated revenues by charging a transaction fee based on the gross transaction price of items purchased and sold through the system. The fees were recognized as revenue when customers' right to receive a refund expired. For the nine months ended September 30, 2001, we recorded revenues of $246,000 generated from $16.7 million of transactions. MarExpress! and MarexPO! did not generate revenues during the nine months ended September 30, 2002 as they were discontinued during the fourth quarter of 2001.

         PRODUCT SUPPORT AND DEVELOPMENT

Product support and development expenses consist primarily of compensation for product support and development personnel, cost of outside contractors, amortization of software development costs, and other costs associated with the operations and enhancements of our products. Product support and development expenses decreased to $1.4 million for the nine months ended September 30, 2002, compared to $4.9 million for the same period in 2001. The change related primarily to decreases of $577,000 in depreciation expense, $901,000 in amortization expense, $1.1 million in personnel and personnel related costs, $408,000 in software support, and $399,000 in outside contractor costs. The balance was comprised of decreases in overhead and operating costs directly associated with the development and maintenance of our products.

         SELLING AND MARKETING

Selling and marketing expenses consist primarily of compensation for sales and marketing personnel, cost of outside contractors and marketing costs. Selling and marketing expenses decreased to $660,000 for the nine months ended September 30, 2002, compared to $2.8 million for the same period in 2001. The change is primarily due to decreases of $1.2 million in personnel and personnel related costs, $234,000 in outside contractor costs, and $313,000 in marketing costs. The balance was comprised of decreases in overhead and operating costs directly associated with selling and marketing activities.

         GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation for administrative personnel, facilities expenses, professional fees, and general corporate expenses. General and administrative expenses decreased to $1.9 million for the nine months ended September 30, 2002, compared to $2.3 million for the same period in 2001. The change related primarily to a decrease of $265,000 in personnel and personnel related costs. The balance was comprised of corporate charges directly associated with our administrative functions.

         IMPAIRMENT OF SOFTWARE DEVELOPMENT COSTS

For the nine months ended September 30, 2001, we recorded an impairment of software development costs of $6.7 million related to the development of MarConnect, which replaced MarExpress! and MarexPO!.

         IMPAIRMENT OF LONG-LIVED ASSETS

Impairment of long-lived assets of $469,000 was recognized for the nine months ended September 30, 2002. The impairment was related to assets that will no longer be utilized or that were sold at below net book value due to decreases in human resources and operations.

         STOCK-BASED COMPENSATION

Stock-based compensation resulting from stock options granted to a director decreased to $117,000 for the nine months ended September 30, 2002, compared to $356,000 for the same period in 2001. The decrease resulted from the resignation of the director.

         FAIR VALUE OF WARRANTS

For the nine months ended September 30, 2001, we recorded an expense of $1.8 million relating to the fair value of warrants issued in connection with a strategic relationship agreement. The warrants became fully vested during the second quarter of 2001.

         OTHER INCOME AND EXPENSE

We recorded $51,000 of interest income for the nine months ended September 30, 2002, compared to $433,000 for the nine months ended September 30, 2001. The decrease was a result of lower balances of marketable securities. Interest expense for the nine months ended September 30, 2002 was $43,000, compared to $26,000 for the nine months ended September 30, 2001. The increase was primarily due to the seller-financed note payable related to the acquisition of Software Support Team, which was partially offset by the decrease related to the return of assets under capital lease obligations.

         LOSS FROM CONTINUING OPERATIONS

Our loss from continuing operations decreased to $4.4 million for the nine months ended September 30, 2002, from $18.1 million for the nine months ended September 30, 2001. The change resulted from decreases in the fair value of warrants issued, decreases in the impairment of software development costs and decreases in other costs, as described above.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the private sales of Common Stock and Preferred Stock.

Net cash used in operating activities was $3.5 million for the nine months ended September 30, 2002, primarily as a result of a net loss of $5.2 million and a decrease of $829,000 in accounts payable and accrued expenses. The net loss and decrease in accounts payable and accrued expenses were partially offset by amortization expense of $780,000, depreciation expense of $584,000, impairment of long-lived assets of $469,000, provision for doubtful accounts of $161,000, loss on disposal of subsidiary assets of $134,000, decrease in deposits of $150,000 and a non-cash charge of $117,000 for stock-based compensation.

Net cash used in investing activities was $23,000 for the nine months ended September 30, 2002, primarily due to $265,000 of software development costs related to the development of our solutions and $36,000 of purchases of property and equipment. The software development costs and purchases of property and equipment were partially offset by proceeds of $279,000 from the sale of the assets of Software Support Team.

Net cash used in financing activities was $454,000 for the nine months ended September 30, 2002, primarily due to $337,000 of principal payments on the seller-financed note payable and $116,000 of principal payments related to capital lease obligations.

At September 30, 2002, cash and cash equivalents totaled $479,000, while our working capital was $683,000. In comparison, as of December 31, 2001, cash and cash equivalents totaled $4.5 million, while our working capital was $3.0 million. To date, our primary uses of cash have been in operating activities to fund the development and promotion of our products.

We currently anticipate that our available funds will be sufficient to meet our projected working capital and operating resource requirements into the first quarter of 2003 since we significantly decreased our staff and shifted our focus to Telemetry. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash equivalents, and cash that may be generated from operations are not sufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt securities. If we raise additional funds through the issuance of equity or convertible securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock. Furthermore, in the event that we issue or sell Common Stock or securities convertible for Common Stock, at a price per share less than the conversion price of the outstanding Series A1 Preferred Stock, the holders of the Series A1 Preferred Stock have the right to amend the conversion price to the price per share of the issuance. As a result, our stockholders may experience significant additional dilution. We cannot be certain that additional capital will be available to us on acceptable terms or at all.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. As a result of the purchase of Software Support Team, we recognized goodwill in the amount of $304,000. We adopted certain provisions of SFAS 141 and SFAS 142 effective July 1, 2001, as required for goodwill and intangible assets acquired in purchase business combinations consummated after June 30, 2001. We adopted the remaining provisions of SFAS 141 and SFAS 142 effective January 1, 2002. There was not a cumulative transition adjustment upon adoption as of July 1, 2001 or January 1, 2002. SFAS 141 and SFAS 142 required us to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclasses; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. We have reviewed the balances of goodwill and identifiable intangibles and determined that we do not have any amounts that are required to be reclassified from goodwill to identifiable intangibles, or vice versa. We have also reviewed the useful lives of our identifiable intangible assets and determined that the original estimated lives remain appropriate. We have completed the transitional goodwill impairment test and have determined that we did not have a transitional impairment of goodwill. The Company completed the sale of Software Support Team during August 2002. Therefore, no goodwill is recognized at September 30, 2002.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business as previously defined in that opinion. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. For purposes of this statement, impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss recognized for a long-lived asset to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business enterprise. A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. We review long-lived assets for impairment in accordance with SFAS 144. For the nine months ended September 30, 2002, we recognized $469,000 of impairment of long-lived assets related to assets that will no longer be utilized or that were sold at below net book value due to decreases in human resources and operations and is charged to expense in the accompanying unaudited condensed consolidated statements of operations as "Impairment of long-lived assets."

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

WE HAVE A HISTORY OF NET LOSSES

We have incurred net losses in each period since our inception. We have incurred losses of $19.6 million, $43.4 million and $3.7 million for the years ended December 31, 2001, 2000 and 1999, respectively, and $5.2 million for the nine months ended September 30, 2002. We expect to incur substantial operating losses and have continued negative cash flows from operations for the foreseeable future. Moreover, we expect to incur significant sales and marketing, product support and development, and general and administrative expenses. In addition, we have no material revenues to date. If our revenue does not increase substantially or if our expenses are more than we expect, we may not become profitable.

IF WE FAIL TO ACHIEVE MARKET ACCEPTANCE, OUR BUSINESS WOULD BE ADVERSELY
AFFECTED

We are currently marketing orders for Telemetry. Accordingly, our core solution has a limited market history. If Telemetry does not achieve market acceptance, our business will be adversely affected.

WE FACE INTENSE COMPETITION

We perceive competition to be pervasive and we expect it to increase in the future. We may face competition from other companies with telemetry or management information offerings as well as traditional suppliers and distributors in industries we serve and companies that have or may develop their own online solutions. In addition, providers of online marketplaces and online auction services that currently focus on other industries may expand their services to include products from industries that we currently target. Our competitors and potential competitors may develop superior solutions that achieve greater market acceptance than our solutions. In addition, substantially all of our prospective customers have established long-standing relationships with some competitors and potential competitors. We cannot be certain that we can compete successfully.

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

WE DEPEND ON A MAJOR CUSTOMER

We had an agreement with one of the largest manufacturers of powerboats in the world for the utilization of our e-commerce solution, which was our largest customer. During 2001, the agreement was terminated. During April 2002, we shifted our strategic focus from e-commerce solutions to Telemetry. Accordingly, we do not expect revenues from our e-commerce solutions to be a significant part of our future gross revenues.

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

WE MAY REQUIRE ADDITIONAL CAPITAL FOR OPERATIONS, WHICH COULD HAVE A NEGATIVE EFFECT ON YOUR INVESTMENT

We currently anticipate that our available funds will be sufficient to meet our projected working capital and operating resource requirements into the first quarter of 2003 since we significantly decreased our staff and, during April 2002, shifted our focus from our electronic commerce solutions to Telemetry. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company is in process of launching new product offerings which may or may not be successful. The Company's cash requirements may be substantial and may exceed the amount of the Company's existing working capital. If current cash and cash equivalents, and cash that may be generated from operations are not sufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt securities. If we raise additional funds through the issuance of equity or convertible securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock. Furthermore, in the event that we issue or sell Common Stock or securities convertible for Common Stock, at a price per share less than the conversion price of the outstanding Series A1 Preferred Stock, the holders of the Series A1 Preferred Stock have the right to amend the conversion price of the price per share of the issuance. As a result, our stockholders may experience significant additional dilution. We cannot be certain that additional capital will be available to us on acceptable terms or at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any market risk sensitive instruments. As a result, this item is not applicable to the Company's consolidated balance sheet as of September 30, 2002.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 24, 2002, the Company held a special shareholder meeting in Miami, Florida. The matter voted upon and its result were as follows:

         PROPOSAL 1

To amend Marex, Inc.'s Articles of Incorporation to effectuate a one-for-ten reverse stock split.

Proposal 1 was approved based on the following voting results:


         For                     Against                 Abstain
      ---------                  -------                 -------
      5,283,960                  16,530                  11,350


ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBITS           DESCRIPTION OF DOCUMENT

3.1     --  Amended and Restated Articles of Incorporation of the Company (1)

3.2     --  Amended and Restated Bylaws of the Company (1)

3.3     --  Articles of Amendment to Amended and Restated Articles of
            Incorporation of the Company (3)

4.1     --  Certificate of Designation for the Series A1 Convertible Preferred
            Stock, par value $.01 (3)

4.2     --  Securities Purchase Agreement among Marex, Inc. and Certain
            Purchasers, dated March 2, 2000 (3)

4.3     --  Registration Rights Agreement among Marex, Inc. and Certain
            Purchasers, dated March 2, 2000 (3)

10.1    --  1996 Incentive Stock Option Plan, as amended (1)

10.2    --  Amended and Restated 1997 Stock Option Plan (2)

10.3    --  Company's Office Lease, 2701 South Bayshore Dr., Miami, FL, as
            amended (4)

10.4    --  Company's Office Lease, 5835 Blue Lagoon Dr., Miami, FL,
            as amended (5)

10.5    --  Stock Purchase Agreement among Marex, Inc., Software Support Team,
            Inc., Arthur M. Peacock and Albert L. Peacock, dated September 21, 2001 (6)

10.6    --  Asset Purchase Agreement among Marex, Inc., Software Support Team,
            Inc., and Exuma Technologies, Inc., dated August 31, 2002 (7)

99.1    --  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2002 (8)

(1) Previously filed as an exhibit to the Company's Form 10-SB and Amendment No. 1 to Form 10-SB.
(2) Previously filed as part of the Company's Form DEFS14A filed on October 19, 1999.
(3) Previously filed as an exhibit to the Company's Form 8-K filed on March 8, 2000.
(4) Previously filed as an exhibit to the Company's Form 10-K filed on March 23, 2000.
(5) Previously filed as an exhibit to the Company's Form 10-K filed on March 23, 2001.
(6) Previously filed as an exhibit to the Company's Form 8-K filed on October 16, 2001.
(7) Previously filed as an exhibit to the Company's Form 8-k filed on September 13, 2002.
(8)  Filed herewith


(b)  Reports on Form 8-K

     On September 13, 2002, the Company filed a report on Form 8-K which announced that the Company, upon the approval of its Board of Directors, entered into an Asset Purchase Agreement to sell all of the assets related to the operations of Software Support Team, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MAREX, INC.

November 14, 2002                      By: /s/ DAVID A. SCHWEDEL
                                       -----------------------------------------
                                       David A. Schwedel
                                       President and Chief Executive Officer